Form 10-Q
period 2005-09-30
STINGER SYSTEMS, INC
filed 2005-12-29
CIK 1306944

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number 333-122583
STINGER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	30-0296398 (I.R.S. Employer Identification Number)

2701 N. Rocky Point Drive, Suite 1130 Tampa, Florida (Address of principal executive offices)	33607 (Zip Code)
(813) 281-1061
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 15,053,500 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of December 29, 2005.

STINGER SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Page
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	6
Notes to Consolidated Financial Statements	8
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	13
ITEM 4. Controls and Procedures	13
PART II — OTHER INFORMATION	13
ITEM 1. Legal Proceedings	13
ITEM 1A. Risk Factors	14
ITEM 6. Exhibits	14
SIGNATURES	15
INDEX TO EXHIBITS	16
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

STINGER SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS
PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,124,733	$9,093,634
Accounts Receivable, net of $1,800 allowance for uncollectible accounts in 2004 and 2005	33,406	20,773
Inventories, at cost	178,783	78,162
Inventory Purchase Deposits	—	139,190
Prepaid Expenses	945,307	2,474

TOTAL CURRENT ASSETS	5,282,229	9,334,233

EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulated depreciation of $8,160 and $404 in 2005 and 2004	306,991	105,764

OTHER ASSETS
Intangible Assets, net of $291,720 accumulated amortization in 2005	2,810,900	3,102,620
Other Assets	6,872	1,294

TOTAL OTHER ASSETS	2,817,772	3,103,914

TOTAL ASSETS	$8,406,992	$12,543,911

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT LIABILITIES
Notes Payable to Related Parties	$62,500	$62,500
Accounts Payable	283,848	2,552
Note Payable to Insurance Company	531,287	—
Accrued Liabilities	778,207	491,918

TOTAL CURRENT LIABILITIES	1,655,842	556,970

COMMITMENTS AND CONTINGENCIES	—	—

Redeemable Common Stock; 75,000 shares issued, redemption value $1,387,500	1,387,500	1,387,500

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 14,918,500 and 14,928,500 Shares Issued and Outstanding at September 30, 2005 and December 31, 2004, respectively	14,919	14,929
Additional Paid-In-Capital	22,839,989	19,414,979
Accumulated Deficit	(17,491,258)	(8,830,467)

TOTAL STOCKHOLDERS’ EQUITY	5,363,650	10,599,441

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,406,992	$12,543,911

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2005	2004	2005	2004
REVENUES
Sales	$126,601	$54,975	$396,207	$198,981
Cost of Product Sold	157,297	48,946	577,198	144,122

GROSS MARGIN (LOSS)	(30,696)	6,029	(180,991)	54,859

SELLING EXPENSES	104,195	—	262,272	—

GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	285,980	15,165	596,884	57,011
Employee Acquisition Cost	957,182	—	3,475,000	—
Employee Severance Cost	—	—	719,346	—
Other	965,796	23,233	2,153,967	165,136
Depreciation and Amortization	102,171	6,840	299,476	20,520
Research and Development	571,659	2,602	1,039,344	4,662

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,882,788	47,840	8,284,017	247,329

LOSS FROM OPERATIONS	(3,017,679)	(41,811)	(8,727,280)	(192,470)

INTEREST INCOME	35,164	—	71,791	—

INTEREST EXPENSE	(3,759)	(17,172)	(5,302)	(38,462)

LOSS BEFORE INCOME TAXES	(2,986,274)	(58,983)	(8,660,791)	(230,932)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(2,986,274)	$(58,983)	$(8,660,791)	$(230,932)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.20)	$(0.01)	$(0.58)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	14,993,500	10,750,000	14,998,500	10,750,000

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,660,791)	$(230,932)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
Depreciation and Amortization	299,476	20,520
Stock Issued for Services	1,550,000	—
Deferred Compensation Amortization	1,925,000	—
Changes in Operating Assets and Liabilities
Prepaid Expenses	(60,476)	24,520
Accounts Receivable	(12,633)	16,967
Inventory	(100,621)	—
Inventory Deposits	139,190	—
Other Assets	(5,578)	—
Accounts Payable	281,296	(56,999)
Accrued Liabilities	361,289	—

NET CASH USED IN OPERATING ACTIVITIES	(4,283,848)	(225,924)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(208,983)	—
Purchase of Patent	(75,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(283,983)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on Notes Payable	(351,070)	(3,023)
Proceeds from Owner	—	213,971
Repurchase of Common Stock	(50,000)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(401,070)	210,948

NET DECREASE IN CASH	(4,968,901)	(14,976)

CASH BALANCE, BEGINNING OF PERIOD	9,093,634	14,976

CASH BALANCE, END OF PERIOD	$4,124,733	$—

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
NON-CASH INVESTING AND FINANCING ACTIVITIES
Additional Paid-In-Capital from Deferred Compensation	1,925,000	—
Deferred Compensation from Stock Issued to an Employee	(1,925,000)	—
Prepaid Insurance	(882,357)	(7,680)
Insurance Note Payable	882,357	7,680

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year for Interest	$3,360	$36,452
The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements of Stinger Systems, Inc. (the “Company”, or “Stinger Systems”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2004. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
These interim consolidated financial statements should be read in conjunction with the Company’s latest effective Form S-1/A Registration Statement dated November 14, 2005. There have been no changes in accounting policies from those stated in the Company’s effective Form S-1/A Registration Statement that includes the audited financial statements for the year ended December 31, 2004.
Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined by SFAS No. 131 “Disclosures About Enterprise and Related Information.”, therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.
Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends FASB Statement No. 95, Statement of Cash Flows (FAS 95). The provisions of FAS 123(R) apply to awards that are granted, modified, or settled at the beginning of the interim or annual reporting period that starts after December 31, 2005. The Company will adopt FAS 123(R) effective January 1, 2006 on a modified prospective basis without restatement of prior years. The Company has determined that FAS 123(R) will have a substantial impact on the financial statements of the Company due to its requirement to expense the fair value of employee stock options and other forms of stock-based compensation in the Company’s Consolidated Statement of Operations, thereby decreasing income and earnings per share. The Company is currently evaluating and considering the financial accounting, income tax, and internal control implications of FAS 123(R) and the effect that the adoption of this statement may have on its future compensation practices and its consolidated results of operations and financial position.
Reclassifications
Certain reclassifications have been made to the 2004 consolidated financial statements in order to conform to the 2005 presentation.
Loss per Share
Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the nine-month periods ended September 30, 2005 and 2004 are 14,998,500 and 10,750,000, respectively. The weighted average number of common shares outstanding for the three-month periods ended September 30, 2005 and 2004 are 14,993,500 and 10,750,000, respectively.
The total number of options and warrants to purchase 1,685,000 and 250,000 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 2: USE OF ESTIMATES
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements. Therefore, actual results could differ materially from those estimates used in the preparation of these financial statements.
NOTE 3: REVENUE RECOGNITION
The Company recognizes revenue when delivery of the product has occurred or services have been rendered, title has been transferred, the price is fixed and collectibility is reasonably assured. Sales of goods are final, with no right of return.
NOTE 4: INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Raw Materials and Work-In Progress	$174,751	$41,300
Ammunition	—	18,968
Finished Goods	4,032	17,894

	$178,783	$78,162

NOTE 5: STOCK BASED COMPENSATION
The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock compensation, until required otherwise by Statement of Financial Accounting Standards No. 123(R) (SFAS 123R). In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) will be effective for the Company beginning January 1, 2006. The Company is currently evaluating the impact of SFAS 123(R) to its consolidated financial statements. As required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has determined pro forma net income and earnings per share, as if compensation cost for the employees stock options had been determined based upon fair values at the grant dates. These unaudited pro forma amounts are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss as reported	$(2,986,274)	$(58,983)	$(8,660,791)	$(230,932)
Deduct: stock based compensation costs, Net of taxes under SFAS 123	(90,255)	—	(181,533)	—

Pro forma net income loss	$(3,076,529)	$(58,983)	$(8,842,324)	$(230,932)

Per share information:
Basic, as reported	$(0.20)	$(0.01)	$(0.58)	$(0.02)
Basic, pro forma	(0.21)	(0.01)	(0.59)	(0.02)

Diluted, as reported	(0.20)	(0.01)	(0.58)	(0.02)
Diluted, pro forma	(0.21)	(0.01)	(0.59)	(0.02)
The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Estimated fair value	$2.74	$—	$3.44	$—
Expected life (years)	2.5	—	2.5	—
Risk free interest rate	4.25%	—	4.34%	—
Volatility	93%	—	95%	—
Dividend yield	—	—	—	—

NOTE 6: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and Administrative Expenses, Other includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Legal fees	$139,960	$17,545	$369,852	$50,921
Liquidated damages to investors	542,640	—	833,114	—
Insurance expense	152,241	—	279,380	5,572
Other	130,955	5,688	671,621	108,643

	$965,796	$23,233	$2,153,967	$165,136

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2005 and September 30, 2004. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s effective Form S-1/A Registration Statement filed on November 14, 2005.
Forward-Looking Statements
Certain statements contained in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 and the Company intends that such forward-looking statements be subject to the safe harbor created thereby. Statements such as “will likely result”, “management expects”, or “Company expects”, “will continue”, “is anticipated”, “estimated”, “successful”, “expansion” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Act. Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including but not limited to: the timely development and acceptance of new products, sources of supply and concentration of customers, acceptance in the marketplace, establishment and expansion of our distribution channels, endorsement of opinion leaders in the law enforcement community, implementation risks of manufacturing automation, risks associated with rapid technology change, impact of media publicity, dependence upon sole or limited source suppliers, existing or potential lawsuits, risks of governmental regulations, dependence upon key employees and other factors detailed in the Company’s filings with the Securities and Exchange Commission.
Overview
Stinger Systems, Inc. (the “Company”) purchased Electronic Defense Technologies, LLC (“EDT”) in September of 2004 for the purpose of accelerating the manufacture and sale of a projectile stun gun to the law enforcement, corrections and military sectors. The purchase was based on the anticipated value of the EDT licenses and patents, prototype projectile stun gun, existing product lines and track record in serving the law enforcement community. The Company’s primary focus since the acquisition of EDT has been on the commercial development and manufacturing of the Stinger projectile stun gun. In order to finance the Company through the commercial introduction of the Stinger, the Company sold stock in a private transaction for net proceeds of $9,834,965 in December of 2004.
Since the acquisition of EDT, the Company has extensively redesigned its projectile stun gun, now referred to as the Stinger, with the goal of providing a weapon with the feel and size of a traditional firearm, but offering a unique look that would not readily be confused with a traditional firearm. After the design was essentially completed, mold design and redesign of the electronics began. The electronics needed to be reduced to incorporate an overall smaller electronics package than existed in the predecessor gun, and to incorporate a number of additional features including data capture and display of the time and date of use, ambient temperature, duration of use and number of cycles fired.
After producing numerous versions of the Stinger projectile stun gun, the Company began limited production on March 20, 2005. Inefficiencies discovered in the design hampered production and required correction before volume commercial production could commence. These inefficiencies included the mold design, electronics design, camera mount, design of the ammunition cartridges, internal packaging and numerous assembly issues. Working with outside engineering firms, the Company has addressed each of these issues and began commercial production and shipment of the Stinger in the fourth quarter of 2005.

The Company is currently using and plans to continue to use third parties to manufacture components for its products and to assemble its products. The Company is under no contractual obligation to any of these parties. While it is the Company’s intention to initially manufacture the gun and its components in the United States, the Company can give no assurances that it will continue to do so. Electronics are easily sourced throughout the world and the Company will continually seek best pricing and highest quality components for its products. Product shipments will be handled by the Company. The Stinger projectile stun weapon is classified as a firearm and therefore subject to various regulations of the U.S. Bureau of Alcohol, Tobacco, and Firearms (ATF).
Results of Operations
Revenues. Revenue increased $71,626 or 130% to $126,601 for the third quarter 2005 compared to $54,975 for the third quarter of 2004. Revenue for the nine months ended September 30, 2005 increased $197,226 or 99% compared to the first nine months of 2004. We believe this increase resulted from higher visibility of the Company in the marketplace which was the result of promotions of its Stinger projectile stun gun at seminars, conferences and sales conventions as well as increased sales of our Band-It product resulting from heightened interest in courtroom security due to recent acts of violence in courtrooms.
Cost of Goods Sold. Cost of Goods Sold increased $108,351 or 221% to $157,297 for the third quarter 2005 compared to $48,946 for the third quarter of 2004. Cost of Goods Sold for the nine months ended September 30, 2005 increased $433,076 or 300% compared to the first nine months of 2004. The cost of production for the nine months ended September 30, 2005, includes the write-off of defective circuit boards for the stun gun in the amount of $268,375 which caused a gross loss for the period.
Gross Margin. Gross margin decreased $36,725 to $(30,696) for the third quarter 2005 compared to $6,029 for the third quarter of 2004. Gross margin for the nine months ended September 30, 2005 decreased $235,850 compared to the first nine months of 2004. The gross margin variance is primarily related to the cost of goods sold and the write-off of defective circuit boards.
Selling Expenses, and General and Administrative Expenses. Selling Expenses increase $104,195 for the third quarter 2005 and $262,272 for the nine months ended September 30, 2005 based on more efforts to promote current products and the branding of the Stinger name. General and Administrative (G&A) expenses increased $2,834,948 to $2,882,788 for the third quarter 2005 compared to $47,840 for the third quarter of 2004. G&A expenses for the nine months ended September 30, 2005 increased $8,036,688 compared to the first nine months of 2004. Employee costs’ increased by $270,815 due to an increase in the number of employees and associated payroll costs. The Company incurred non-cash charges for employee acquisitions of $2,515,067 as the cost of stock options granted to a new employee, which became fully vested upon his leaving the Company in April of 2005 and the cost of a stock grant to the Chief Financial Officer. The nine months ended September 30, 2005 include employee severance cost associated with the leaving of two employees in the amount of $719,346. Other operating costs for the nine months ended September 30, 2005, include professional fees of $455,272.
Research and Development Expenses. Research and Development (R&D) expenses increased $569,057 to $571,659 for the third quarter 2005 compared to $2,602 for the third quarter of 2004. R&D expenses for the nine months ended September 30, 2005 increased $1,034,682 compared to the first nine months of 2004. The Company’s increase in R&D expenses is attributable to engineering costs associated with improving the design of the projectile stun gun and future generations of the projectile stun gun.
Interest Income. Interest income increased $35,164 for the third quarter 2005 and $71,791 for the nine months ended September 30, 2005 due to an increase in invested capital and current working capital.
Net Loss. Net loss increased $2,927,291 to $(2,986,274) or $(0.20) per common share for the third quarter 2005 compared to a net loss of $(58,983) or $(0.01) per common share for the third quarter of 2004. Net loss for the nine months ended September 30, 2005 increased $8,429,859 to $(8,660,791) or $(0.58) per common share compared to the first nine months of 2004. This increased loss was due primarily to the increased R&D costs invested in bringing the Stinger projectile stun gun to the market as well as the ramp up in employee expenses for severance costs and in preparation for the anticipated growth of the Company’s operations.

Liquidity and Capital Resources
At September 30, 2005, the Company had working capital of approximately $3.6 million, including a cash balance of $4,124,733. These funds and working capital will be used to meet the Company’s operational and liquidity needs for the remainder of 2005 and into 2006. This represents a decrease in working capital of approximately $5.2 million from working capital of $8.8 million at December 31, 2004. This decrease is due to the research and development efforts and engineering activities to improve the Stinger projectile stun gun.
In October 2005, the Company announced initial sales and volume production of the Stinger projectile stun gun. The Company does not anticipate generating sufficient revenue from its Stinger projectile stun gun in the fourth quarter 2005 to support the working capital needs of the Company. The Company’s ability to generate future revenues is dependent upon the overall markets reception of the Stinger product and its volume of sales at which the Company is able to generate and produce the Stinger projectile stun gun.
The overall revenues for 2005 will not be sufficient to cover the operational expenses of the Company for this fiscal year. The expected losses and negative cash flow will continue to be funded by the use of its available working capital. The Company plans to use its working capital at September 30, 2005 to fund its future business plans. The Company believes that its current capital resources will be sufficient to support the Company’s liquidity requirements at least through the first quarter 2006. The long-term continuation of the Company’s business plans is dependent upon generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing, if available, and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, the Company currently has no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company’s current operations and its ability to achieve its intended long-term business objectives.
The Company reported negative operating cash flows from operations of $4,283,848 for the nine months ended September 30, 2005. The operating loss of $(8,660,791) was offset by non-cash charges of $3,475,000 which represented the value of stock issuances and stock options exchanged for services rendered. The Company paid deposits on certain inventory purchases of $139,190 and had unpaid commitments for inventory purchases of $1,497,140 at December 31, 2004. During the nine month period ended September 30, 2005, the Company paid $331,440 of the inventory purchase commitment. The Company had committed to the purchase of 10,000 circuit boards from a vendor, however, when the first delivery of circuit boards was received, they were found to be defective. The entire $1,165,700 inventory purchase commitment was cancelled. At September 30, 2005, the Company has no inventory purchase commitments.
The Company used $283,983 during the nine months ended September 30, 2005 to purchase equipment, fixtures and patents. The Company has no outstanding commitments to purchase equipment, fixtures or patents.
In May of 2005, the Company repurchased 10,000 shares of its stock for $50,000 cash to rescind and cancel certain provisions in a previous agreement.
As of December 31, 2004, the Company sold 3,222,000 shares of its common stock and received net proceeds of $10,234,965. These proceeds were used to pay a $600,000 note that was assumed by the Company in September 2004, and the remaining proceeds were to be used for operations and working capital.
Based on our current plans and market conditions, we believe that our existing cash and current operations will be sufficient to satisfy our anticipated cash requirements for at least the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, we could be required to seek additional funding through public or private financings or other arrangements. In addition, as we continue to expand our product offerings, channels and geographic presence, we may require additional working capital. In such event, adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls Over Financial Reporting
For the nine month period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
On December 17, 2004, Taser International filed a case against Stinger Systems, Inc. and its CEO, Robert Gruder. Stinger Systems is a party in Case Number 3:04CV620K styled Taser International, Inc. v. Stinger Systems, Inc. and Robert F. Gruder, pending in the United States District Court for the Western District of North Carolina. In the suit, Taser asserts a claim for false advertising under 15 U.S.C. Section 1125(a) and seeks injunctive relief, monetary damages in an unspecified amount, trebling of damages, attorneys fees and destruction of certain advertising material. Based upon a review of the pleading, it is Stinger Systems management’s opinion that Taser’s claims center on the allegation that the Stinger projectile stun gun does not exist and therefore Stinger System’s statements about its existence and capabilities are false and misleading. Inasmuch as Stinger Systems has demonstrated its Stinger projectile stun gun on several occasions, most recently in a news story on a local North Carolina television station, Stinger firmly believes it will prevail in the lawsuit. Stinger Systems has moved to dismiss Taser’s claims responded to the allegations and countersued Taser for defamation. It is seeking monetary damages, punitive damages and attorney fees.
Stinger has been responding to an investigation by the Securities and Exchange Commission (“SEC”), which commenced in December 2004. In connection with the investigation, Stinger has received a “Wells Notice” from the SEC indicating that the staff intends to recommend that the SEC institute an action against the Company, alleging that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933. The proposed allegations relate to purported representations that the Company made about one of the Company’s products regarding when the Company would be shipping the product, the product’s status with the Bureau of Alcohol, Tobacco, and Firearms, the performance of the product, and where the Company’s stock was trading. The allegations further related to the lack of registration for sales of stock in late 2004 made by three individuals who are not officers, directors, or employees of the Company. Under the Wells process established by the SEC, we were provided an opportunity to respond in writing before the staff makes a formal recommendation to the SEC regarding any action. Stinger has responded to the Wells Notice and is fully cooperating with the SEC to resolve this matter as promptly as practicable. A judgment from this action adverse to our interest could jeopardize our business operations and exhaust the Company’s cash reserve and investors may lose their entire investment.

ITEM 1A. Risk Factors. Not applicable.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.
ITEM 3. Defaults Upon Senior Securities. Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders. Not applicable.
ITEM 5. Other Information. Not applicable.
ITEM 6. EXHIBITS

31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 906 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STINGER SYSTEMS, INC.
(Registrant)

Date: December 29, 2005	/s/ Robert F. Gruder
Robert F. Gruder
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: December 29, 2005	/s/ David J. Meador
David J. Meador
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits
Exhibits:

31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Section 906 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.