Form 10-K
period 2005-12-31
STINGER SYSTEMS, INC
filed 2006-04-03
CIK 1306944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File Number 000-51822
STINGER SYSTEMS, INC.
(Exact name of registrant)

Nevada (State or other jurisdiction of incorporation or organization)	30-0296398 (I.R.S. employer identification number)
2701 North Rocky Point Drive, Suite 1130
Tampa, Florida 33607
(address of principal executive offices and zip code )
(813) 281-1061
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.001 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of Common stock held by non-affiliates of the registrant computed based on the price last sold, or the average bid and asked price of such equity as of June 30, 2005 was $22.5 million.*
     As of March 15, 2006, there were 14,993,500 shares of our Common Stock outstanding.
     *As reported on the Pink Sheets. Excludes 9,941,000 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

TABLE OF CONTENTS

Item	Description	Page
PART I
1	Business.	3
1A	Risk Factors.	11
1B	Unresolved Staff Comments.	15
2	Properties.	15
3	Legal Proceedings.	16
4	Submission of Matters to a Vote of Security Holders.	16
PART II
5	Market for the Registrant’s Common Equity and Related Stockholders Matters.	16
6	Selected Financial Data.	17
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
7A	Quantitative and Qualitative Disclosures about Market Risk.	26
8	Financial Statements and Supplementary Data.	26
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	26
9A	Controls and Procedures.	26
9B	Other Information.
PART III
10	Directors and Executive Officers of the Registrant.	27
11	Executive Compensation.	29
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	31
13	Certain Relationships and Related Transactions.	33
14	Principal Accountant Fees and Services.	33
PART IV
15	Exhibits and Financial Statement Schedules.	34
	Signatures.	35
	Exhibit Index.	34

PART I
ITEM 1. BUSINESS
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.
Overview
     Stinger Systems is in the business of producing and marketing less-lethal electronic restraint products to law enforcement, correctional facilities, professional security and military sectors. Stinger Systems’ products include the Ultron II® handheld contact stun gun, the Ice-Shield electronic immobilization riot shield, and the Bandit / REACT system, an electronic immobilizing restraint. Stinger Systems’ primary focus is the “Stinger” projectile stun gun. Stinger’s success is largely dependent upon the commercialization of its Stinger projectile stun gun.
     Stinger Systems, Inc. is a Nevada corporation organized on July 2, 1996. Our principal executive offices are located at 2701 N. Rocky Point Drive, Suite 1130, Tampa, FL 33607. The telephone number of our principal executive offices is (866) 788-6746. Our Internet address is www.stingersystems.com. Our common stock is currently quoted on the OTC Bulletin Board under the symbol “STIY.OB.”
Our Business
     Stinger Systems is engaged in the manufacture of electronic stun devices for the control of, and to provide temporary incapacitation of, potentially dangerous persons. Stinger Systems, through its wholly owned subsidiary EDT, produces a variety of control products including Ice Shield, an electrified riot shield, Bandit, a remote controlled or movement controlled electrified wrap used for controlling potentially dangerous detainees in public situations or during transport, and Ultron, a handheld contact stun device used to temporarily incapacitate potentially dangerous individuals. The products of Stinger Systems are classified under the SIC code 5099. Following is a list of entities that use to some extent one or more of Stinger Systems’ products:

1/1/05- 12/31/05
Sales %
State Departments of Corrections	34%
Federal Bureau of Prisons	2%
US Marshals	6%
County Law Enforcement Agencies	44%
Various Police Departments and Misc	14%

     Substantially all of the sales of our wholly owned subsidiary EDT were made to the law enforcement and correctional sectors. While Stinger Systems markets its projectile stun weapon broadly to the police, correctional, professional security and military sectors, our success will be heavily dependent on a positive reception by the law enforcement community.
     The Company began extensive design modifications of its Stinger projectile stun weapon in October of 2004. The modifications began with an exterior redesign to change the size and look of the gun. The goal was to give Stinger the feel and size of a traditional firearm, and have a unique look so that the Stinger would not be confused with a traditional firearm. After the design was essentially completed, mold design and redesign of the electronics began. The electronics needed to be reduced to incorporate an overall smaller electronics package than the predecessor gun and to implement additional features. These features were, data capture of the date, time, ambient temperature, how long the gun was fired, and how many cycles it was fired. In addition, the Company wanted to offer an automatic shut-off after five seconds and a visual LED or LCD display.
     On March 20, 2005 the Company began limited production of the Stinger projectile stun weapon. The Company quickly realized inefficiencies in the design and production process which required correction. Inefficiencies included: the mold design; electronics design, the camera mount, ammunition cartridges, and assembly process. In October 2005, the Company announced initial sales and volume production of the Stinger projectile stun gun. In the fourth quarter of 2005, the Company began commercial production, and based on feedback received, the Company decided to make certain modifications to the Stinger. The Company expects to begin volume commercial production and shipment of the modified Stinger in the second quarter of 2006. The Company’s ability to generate future revenues is dependent upon the overall market reception of the Stinger product and the volume of production and sales that the Company is able to generate. It may be the case that further modifications of the Stinger projectile stun gun will be required before commercial shipments of the Stinger are possible. As a result, the Company can give no definitive assurances that it will begin commercial production in the second quarter of 2006.
     The Company will market the Stinger projectile stun gun primarily to the law enforcement community, correctional officers, and to the military. While the Company will continue to sell its Band-It, Ultron, and Ice Shield products, the success of the Company rests solely on the success of the Stinger. As of December 31, 2005, the Company has had over 1,000 individual evaluation requests for the Stinger from police departments and correctional facilities of various sizes. The Company cannot forecast how many of these requests will result in actual orders or forecast the size of these orders.
     Because the Stinger utilizes primers to propel its darts, the Stinger is classified as a firearm under the Gun Control Act of 1968 (GCA), 18 U.S.C. Section 921(a) (3). Therefore, only companies that carry Federal Firearms Licenses can sell the Stinger.
     The Company’s success will be dependent upon its ability to attract high quality distributors and manufacturer’s representatives to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record selling firearms to the law enforcement, correctional, and/or military community. As these contracts do not require minimum order quantities, the Company is unable to provide forecasts as to the number of Stingers it anticipates selling. Currently the Company has contracts with eleven (11) U.S. distributors, three (3) International distributors, and two (2) U.S. manufacturers’ representative groups. The major terms of the contracts are: (a) an 18% discount for distributors and 7% commissions to manufacturer’s representatives; (b) non-exclusive territories; (c) termination upon 30 day notice and; (d) no maximum purchase requirements or sales goals. The Company has provided training all its U.S. distributors and manufacturers representatives in the use of its products.
     The Company also intends to sell the Stinger internationally. The Company has hired outside counsel to obtain all necessary export licenses. The Company cannot anticipate when Stingers will be able to be sold internationally and can give no assurances that international sales will be successful. Additional costs associated with international sales are negligible and are mainly attributable to attorney’s fees for licensing.

Our Products
   “Stinger” Handheld Projectile Stun Guns
     The Stinger is a four-dart projectile stun gun that utilizes two cartridges to shoot darts at targets up to 31 feet away. The user loads one or two cartridges into the gun, aims the laser guide at the intended target and pulls the trigger. The primers propel darts connected to the gun by thin insulated wires and, upon contact, a pulsed electrical current is passed through the subject. The electrical charge temporarily impairs the subject’s ability to control muscles, dropping the subject to the ground and rendering him/her harmless to the user, surrounding people, and themselves. We are currently in the final stages of reengineering the product for commercial production and plan to begin delivery of this product in the second quarter of 2006. The product is currently priced at $599.
   TruVu Gun Camera
     Stinger Systems’ offers the option of video and voice capture through Stinger Systems’ patent-pending TruVu camera that provides an impartial fact witness of the situation and manner in which a weapon has been used. We are currently working on tooling for housing of the product and plan to begin commercial shipments of the product in 2006. The TruVu camera is currently priced below $200.
   Ultron II®, a Hand-held Contact Stun Gun
     The ULTRON II® is a handheld contact stun gun. The unit operates on a lithium battery power source and has a patented break-away wrist strap that disables the device in the event that it is removed from the user. This product is currently in production and is priced at $195.
   Ice-Shield Electronic Immobilization Riot Shield
     The Ice Shield is an electrified riot shield designed to provide added protection for police and military personnel in hazardous crowd control situations. The shields are constructed of polycarbonate Lexan and feature spark display points on its exterior surface providing a visible deterrent. The shock shields may be used as traditional riot shields or activated to provide an immobilizing or repelling contact shock. Applications to date have centered on hazardous crowd control, civil disturbances, prison uprisings and forced prison cell entries. This product is currently in production and priced at $575 and $595.
   Bandit / The R-E-A-C-T System, an Immobilizing Electronic Restraint
     The Bandit / The Remote Electronically Activated Control Technology (REACT) addresses safety issues associated with the transportation of potentially violent prisoners and the handling of potentially dangerous defendants in courtroom situations. The product consists of a system of bands that are put on the subject. The bands deliver an incapacitating or disruptive electric shock if the subject attempts to flee or attack. The shock may be set to activate automatically on movement or may be delivered by an operator up to 150 feet away through a wireless remote. This product is currently in production and is priced at $875.
      Since September 2004, Stinger Systems has produced and sold three main products, a hand held stun gun — the ULTRON II®, an electric riot shield — the Ice Shield, and an electric control wrap used to control potentially dangerous persons / prisoners during transport or in court rooms — the Bandit. The current base list prices for the ULTRON II®, Ice Shield and Bandit are $195, $595 and $875 respectively. The Ultron, Ice Shield and Bandit represented 6.7%, 6.8% and 48.5%, respectively of Stinger’s 2005 twelve month ended revenues of approximately $470,000. Additional revenues during 2005 of approximately 38.0% came from training courses and manuals in support of the existing customer base from current and prior year’s sales of the Ultron, Band-It and Shields.

     Stinger Systems’ primary focus since September of 2004 has been the production and commercialization of the Stinger projectile stun gun, a four dart projectile stun gun and the TruVu audio/video recorder option for the Stinger projectile stun gun. Limited production began during the last week of March 2005 for this product. The Company analyzed the production process and product design and identified several areas of improvement. Stinger Systems is in the process of implementing these improvements. Large scale commercial production is anticipated in the second quarter of 2006. Stinger has spent approximately $1,400,000 on the development of these products to date.
Patents and Patent Applications Owned by Stinger
(Refer to Intangible Assets section for additional information)
TruVu™ video/audio capture

Title:	Weapon And Input Device To Record Information
Serial No.:	10/975,563
Filing Date:	27 October 2004
Status:	Patent Pending (Official Filing Receipt Received)

Subject:	The system includes a weapon, an input device to record information, a memory device to store recorded information, and a security device to inhibit unauthorized tampering of the recorded information.

Title:	Weapon With Illuminator And Camera
Serial No.:	11/012,541
Filing Date:	14 December 2004
Status:	Patent Pending (Official Filing Receipt Received)
Subject:
The system includes a weapon, an illuminator, a camera to record information, a memory device to store recorded information, and a security device to inhibit unauthorized tampering of the recorded information.

Quadrashock™ dart arrangement

Title:	Stun Gun
Serial No.:	10/957,301
Filing Date:	30 September 2004
Status:	Patent Pending (Official Filing Receipt Received)
Subject:
The stun gun of one embodiment includes: a first dart coupled to a tether and positioned to be propelled along a first trajectory, a second dart coupled to a tether and positioned to be propelled along a second trajectory divergent to the first trajectory, and a third dart coupled to a tether and positioned to be propelled along a third trajectory substantially parallel to the first trajectory. The stun gun also includes a power source having opposing charges and an activation circuit. The activation circuit is adapted to selectively connect one of the opposing charges to the first dart and connect the other of the opposing charges to the second and third darts.

Stun Gun

Title:	Method and apparatus for implementing a two projectile electrical discharge weapon
Patent No.:	6,575,073
Granted:	10 June 2003

Subject:
An improved electrical discharge weapon having a longer range of effectiveness than conventional TASER.RTM. weapons. In a preferred embodiment, the improvement comprises an adaptor having dual spaced-apart dart cartridges which, because of their relative spacing and angular orientation, provide an effective range of 2 to 30 feet. The adaptor is configured to be connected to the single cartridge receiver of a conventional TASER.RTM. weapon.

Band-It

Title:	Remotely activated electrical discharge restraint device using biceps’ flexion of the leg to restrain
Patent No.:	5,841,622
Granted:	24 November 1998

Subject:
An electrical restraint device which, while compact and convenient for guards to install on often resistive prisoners, can accommodate a spacing of the opposed circuit contacts through a specific critical portion of the human body, so an adequately brief shock from the circuit can temporarily arrest function in the involved portions of the coordinated human muscular skeletal system and, thereby compromise the shocked individual’s ambulation with the individual experiencing pain for only an extremely brief period and without causing deep burns to any significant area of his/her body. Shocking current discharged from the circuit, completes a minimal path between the prisoner’s legs through a significant area of his/her legs and torso. Preferably, one contact is located at the right leg where the biceps muscle terminates into the knee and the opposing contact is located at the left leg where the biceps muscle terminates into the knee. The shocking discharges complete through a minimal path of at least two feet along the plane of function of the biceps through both biceps and the torso. During the discharge, both biceps muscles temporarily shorten, and as the prisoner attempts to step forward, both knee joints rigidly fixate with the legs in a flexed position and the prisoner collapses.

Band-It Design

Title:	The ornamental design for an electronic restraint weapon
Patent No.:	Design 323,870
Granted:	11 February 1992

Title:	Stun gun with low battery indicator and shutoff timer
Patent No:	5,193,048
Granted:	9 March 1993

Subject:
A hand-held contact shock producing and non-lethal stun device wherein the electrical circuitry therein includes an oscillator coupled to an inverter transformer which, in turn, cooperates with an output transformer and spark gap device to produce a high voltage, short duration, and low current arc across contact probes. The internal circuitry further includes a low battery detection circuit wherein a visual display of a low battery condition is produced when the gun is activated for a first predetermined time period. To preclude overzealous application of the device, the oscillator is disabled after a second predetermined time period. A wrist strap secured to the operator and having a key portion fixedly attached thereto is also provided. The key portion is received into the device housing and closes a kill switch within the housing to disable the device when removed from the housing. The key portion remaining with the operator disables the circuit when the device is separated from the operator. The key portion further provides means for re-enabling the device if recovered by the operator.

Marketing and Competition
     Stinger Systems markets its products primarily to the law enforcement, correctional, professional security and military sectors. Orders are received from both end-users and from authorized representatives and distributors. Stinger Systems’ marketing strategy is to engage the services of manufacturing representatives and distributors that specialize in Stinger Systems’ industry. The Company has contracted with distributors and representative groups across the United States as well as several foreign countries. Typically, the distributors that stock Stinger Systems’ products will receive an 18% commission while the representative groups working with those distributors will receive a 7% commission. While commission rates are subject to change, the Company anticipates incurring a minimum 25% selling cost on a majority of its sales transactions. Stinger Systems will also employ a small number of inside sales associates to coordinate sales activates with the distributors and representative groups as well as present directly to our end customers when necessary. Presently, we anticipate having four to six of these inside sales personnel.
     Stinger Systems is not aware of any companies with meaningful market share offering products that compete with its Ice Shield or Band-IT products. There are hundreds of manufacturers that compete with its Ultron Product. The Company has no reliable data on market share for any of these products. Therefore, the Company has no significant marketing plans for this product and only provides it as an additional offering for our customers.
     Stinger System’s primary competitor in the projectile stun gun market is Taser International, Inc., a publicly held corporation that is substantially larger and has a history of successfully accessing capital markets. Taser is the dominant firm in Stinger Systems’ industry. Stinger Systems also expects to compete with Law Enforcement Associates which has announced its own plans to introduce a projectile stun gun.
     The Company has not completed the production cycles of its Stinger projectile stun gun and has had no independent testing of its capabilities. The Company believes it has several competitive advantages over its competitors but can make no assurance of their validity.
     The Company believes the Stinger projectile stun gun will offer the following advantages over the X-26 and M-26 projectile stun guns produced by Taser International, Inc.:
     Price: the Stinger projectile stun gun’s targeted retail price of $599 is below the current listed price of $799 for the Taser’s X-26. Stinger does not charge for data capture software that Taser offers at additional costs.
     Target Attainment: Both a positive and negative probe must hit the target in order to create a circuit. The Stinger projectile stun gun’s four dart system offers four possible dart combinations that may complete a circuit versus the two dart products offered by Taser that allow only one possibility of circuit completion. Stinger Systems has a patent pending on its Quadrashock™ (four-dart) technology. With the Stinger, two darts shoot forward in a straight line toward the target while two other darts are projected at a slight downward angle. Stinger Systems believes that this dart configuration offers a higher probability of target attainment and circuit completion at long range than may be provided by competing products which rely on one dart shooting in a straight line directly at the target and a second dart shooting at an approximately 8.0° downward angle toward the target. Competing systems require that both darts make effective contact in order to succeed in creating a circuit.
     Dart Range: Should probes hit a subject too closely together, very little muscle tissue will tetanize (become spastic and incapable of working properly), and will not significantly impact mobility of the subject. Because the Stinger projectile stun gun fires four darts, two straight and two angled downward, a more effective spread is provided that yields a 31 foot range.

     TruVu: Stinger Systems offers an audio/video capture device. The TruVu Camera has the capability to record up to four hours of video and record at a near DVD quality 30 frames per second. Stinger Systems hopes to begin delivery of this product in 2006.
     The primary raw materials in the company’s products are electrical components and various plastic resins. There are multiple suppliers of such materials and management believes that it could readily replace all current vendors if necessary. Current vendors include Hitachi, Samsung, Texas Instruments, General Electric and DuPont.
Government Regulation
     The Stinger projectile stun gun uses primer charges to propel the dart wire system to the target. The use of primer as a propellant classifies the Stinger as a hand gun and as such, the manufacture, distribution and sale of the gun, is regulated by the Bureau of Alcohol, Tobacco and Firearms (ATF). Some states, cities, and municipalities have outlawed the use of stun guns either entirely or in part. It is not clear which regulations will affect Stinger System’s product as it will be treated as a hand gun. Since the Stinger projectile stun gun is considered a hand gun by the ATF, it must be manufactured in a secure environment at an ATF approved site, serial numbered and documented appropriately and shipped in accordance with all applicable regulations.
     Stinger Systems employs a full time individual at the site of the assembler of the Stinger projectile stun gun to meet ATF requirements by coordinating production reviews and maintaining shipping and tracking logs. We anticipate the added production costs associated with meeting ATF regulations to be less than five dollars per gun as our assembler already has an ATF license and necessary ATF manufacturing environment requirements are known and maintained by them. We do not expect any additional costs associated with regulatory compliance for product shipping.
     Management believes that due to the nature of our product offering and the outsourcing of a majority of our manufacturing, there is minimal cost to complying with current environmental regulations.
Research and Development
     Stinger Systems has spent approximately $1,400,000 in research and development during the twelve months ended December 31, 2005. Several studies have been undertaken to determine the optimum electronics for the Stinger projectile stun gun as well as maximizing the effectiveness of the contact arc. We anticipate ongoing studies of electrical designs for the existing weapon as well as future releases.
     In addition, Stinger Systems announced the results of an extensive five-month test of the Stinger by the Department of Biomedical Engineering at Wayne State University in Detroit, Michigan in which the study concluded Stinger use in physiological models appears to have no serious adverse physiological effects. The test concluded that all effects appear to be transient with full recovery up to four hours post-exposure. The study, ‘“Physiological Effects of the Stinger Conductive Energy Device,” was conducted by a team led by Dr. Cynthia Bir, Associate Chair of Wayne State University’s Biomedical Engineering department. The study was conducted between July 1, 2005 and December 31, 2005. Wayne State’s Biomedical Engineering department and Dr. Bir are both recognized as leaders in research regarding non-lethal munitions. Dr. Bir is a noted speaker and lecturer on the topic of non-lethal munitions and blunt trauma.
     The independent study was funded by a grant from the Company to evaluate the effect of the Stinger on the cardiovascular system. “Although the overall theme is that conductive energy devices currently being fielded are relatively safe, concerns related to the vulnerable population have been raised. Recently, several deaths following application of CED devices have raised serious questions regarding the safety of these devices,” the report states. The results from the study at Wayne State did not include tests of Taser’s conductive energy device. The study noted the Taser varies from the Stinger “in a variety of ways including: the use of four versus two darts, energy per pulse, peak power output, average power output and voltage.”

     In order to properly evaluate the Stinger conductive energy device, Wayne State designed research to study cardiac markers in animals, including carbon dioxide pressure, blood lactate, cardiac output, and the cardiac marker Troponin 1. Previously, the use of the cardiac marker Troponin 1 has not been studied in laboratory animals. However, in humans it is used in a clinical setting to determine heart damage. The change in Troponin along with ECG and other tests are used to indicate cardiac damage.
     After reviewing all the data for the parameters studied, the report concluded, “The Stinger appears to have no serious adverse physiological effects. All effects appear to be transient, with full recovery up to four hours post-exposure.”
History
     Stinger Systems was organized under the laws of the State of Nevada under the name United Consulting Corporation on July 2, 1996. United Consulting Corporation was formed for the purpose of developing business plans for emerging companies. After developing a business plan, United Consulting Corporation intended to provide business consulting services to the management of the company for the purpose of executing the business plan. The business plan development and subsequent business management consulting services were not limited to any particular industry. United Consulting Corporation attempted to establish its own business plan but ultimately failed and never succeeded in conducting viable business operations. Accordingly, not long after its formation, United Consulting Corporation existed only as a dormant corporation. At the time of its acquisition of Electronic Defense Technologies, LLC, it was dormant and was engaged in the business of seeking out a business combination with an operating company. It changed its name to Stinger Systems, Inc. on September 27, 2004. Stinger Systems has never been in bankruptcy, receivership or any similar proceeding. Prior to the acquisition of Electronic Defense Technology, LLC by Stinger Systems, there was no relationship between the officers and directors of Stinger Systems, EDT Acquisition, LLC and Electronic Defense Technology, LLC.
     On September 24, 2004, EDT Acquisition LLC, a Michigan limited liability company owned and formed by Robert Gruder and T. Yates Exley, for the sole purpose of acquiring a controlling interest in Electronic Defense Technology, LLC, (“EDT”), acquired a 95% interest in EDT, an Ohio limited liability company. EDT was formed in January of 2000 as a single member LLC for the purpose of manufacturing and marketing electronic restraint products to the law enforcement and correctional sectors. EDT developed several products to serve these sectors. EDT Sales included Powertron (now called Stinger), Band-It, Shield, Ultron II and training manuals. However, it continued to incur operating losses through the date it was acquired by EDT Acquisition, LLC in September of 2004. The business purpose for the acquisition of EDT was to accelerate the Company’s entrance into the electronic restraint market and acquire technology and patents necessary for the Stinger projectile stun gun business. The interest was acquired in exchange for $250,000 in cash and a $200,000 note payable on or before March 24, 2006 from EDT Acquisition, LLC. The 95% interest in Electronic Defense Technologies, LLC together with the remaining 5% interest in the same company was then transferred on the same day to Stinger Systems in exchange for the issuance by Stinger Systems of 9,750,000 shares of Stinger Systems’ common stock. In connection with the transaction, 10,000,000 shares of Stinger Systems that had been issued and outstanding previously was returned to Stinger Systems for cancellation. This transaction transferred control of Stinger Systems to Robert Gruder and T. Yates Exley. Mr. Gruder is Chief Executive Officer and Chairman of the Board of Directors. Mr. Exley is a member of the Board of Directors. Mr. Gruder’s portion of the shares of Stinger Systems formerly held in EDT Acquisition, LLC have been distributed by EDT Acquisition, LLC and are held by him directly.
     EDT was formed in January 2000 to manufacture and market non-lethal electronic restraint products to the law enforcement, correction and professional security sectors. Its principal products included a hand held stun weapon, an electric riot shield and an electric wrap used to control potentially dangerous persons/prisoners during transport or in court rooms. From January 2000 to the acquisition, EDT did final assembly of these products and sold them to the law enforcement, corrections and professional security sectors. In early 2003, EDT began development of a projectile stun gun and developed models of the gun for study and testing. The first sales of the projectile stun gun occurred in 2004.

ITEM 1.A. RISK FACTORS
     You should carefully consider the risks and uncertainties described below in addition to the other information contained in this annual report. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In that case, the trading price of our common stock could decline and investors may lose part or all of your investment. In the opinion of management, the risks discussed below represent the material risks known to the company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations and adversely affect the market price of our common stock.
We have a history of operating losses and anticipate future operating losses until such time as we can generate additional sales.
     Since beginning operations in September 2004, we have sustained substantial operating losses. At the present time we do not generate sufficient revenues to pay our operating expenses. In addition, we expect to accelerate our losses as we increase our expenses to introduce our new Stinger projectile stun gun.
If we do not obtain additional funding as needed, we may be unable to fund our re-engineering and production activities and to adequately pursue our business plan.
     Our business plan requires significant ongoing expenditures for product engineering and testing and for the marketing of our products. It is likely that we will need additional outside funding sources in the future to continue the production and the promotion of our products. If we are not successful in obtaining additional funding for operations, if and when needed, we may have to discontinue some or all of our business activities and our stockholders might lose all of their investment.
Our failure to properly design the Stinger projectile stun gun would have a material adverse effect on our operations.
     Stinger Systems will be devoting its capital and management efforts to the design, production and marketing of the Stinger projectile stun gun. There is no assurance that our current design will meet our targeted specifications and tolerances, or that we will be able to manufacture it on a timely basis at a competitive price. The initial design of the electrical components made the Stinger stun gun difficult and time consuming to assemble. Additionally, both the original mold for the Stinger stun gun and the mold for the ammunition needed to be redesigned to provide better fit and allow for mass production on an economical basis. While the Company is currently addressing these issues, failure to timely resolve these issues will delay the rollout of the Stinger stun gun. Failure to introduce the Stinger stun gun on a timely basis would have a material adverse effect on the Company and investors could lose their entire investment.
If we fail to convince the market place that we have competitive products, we will not be commercially successful.
     Even if we are successful in designing products competitive to those of our competitors, it will be necessary for us to educate and convince the market place of that competitiveness. If we are unable to do so, we will not be able to achieve the market penetration necessary to become commercially successful and our investors may lose their investments.
If third party manufacturers do not perform in a commercially reasonable manner, Stinger Systems may not be successful.
     The Company relies entirely on third parties to manufacture its products. The Company does not have long-term supply contracts with these third party manufacturers and instead works on an order-by-order basis. By not having long-term supply contracts, the Company runs the risk that its current suppliers will opt to discontinue their relationship with the Company thereby interrupting the flow of products and significantly limiting the Company’s ability to operate its business. If alternative third party manufacturers could not be located in a timely manner, the Company would go out of business and investors would lose their entire investment.
     The Company currently uses four primary third party manufacturers. NDT/Quantech Electronics, Flint, MI and RAF Technologies, DeLand, FL, produce the transformers for the Company’s products. K&F Electronics, Fraser, MI and Transpo Electonics, Orlando, FL, produce the circuit boards for the Company, and TriTown Precision Plastics, Deep River, CT, produces the plastic components and performs the final assembly of the Company’s products.
     The Company owns all of the rights, drawings, and intellectual property regarding schematics of the electronics of its products. Circuit board manufacturing and transformer winding companies are a common business throughout the world. The Company has already looked at alternative sourcing and intends to eventually have multiple suppliers providing transformers and circuit boards when economies of scale merit such sourcing. The Company does not anticipate any business interruption if any of its suppliers could no longer supply or work with the Company on the Company’s terms.
Our primary competitor, Taser International Inc., has an established name in the marketplace with both distributors and the end-users of stun products.
     Taser International is the dominant player in our industry. Taser has been able to successfully launch its products, and penetrate the marketplace. While we hope to design a product that is competitive with those offered by Taser, there is no assurance that we will be able to do so or that we will be able to successfully market such products if we are successful in designing them. Unless we are able to persuade distributors or manufacturer’s representatives and end-users of the competitiveness of our products, we will be unable to generate sufficient sales of our products to become viable. Further, Taser already has contracts with a number of distributors and end-users, who may be unwilling or unable to distribute or purchase our products, respectively.
Negative publicity about less-lethal stun weapons may negatively impact sales of our products.
     There have been a number of negative articles about the use and abuse of less-lethal weapons by law enforcement and correctional officers. There have also been accusations that stun guns have caused the deaths of subjects who have been stunned. The safety of such less-lethal weapons has become a matter of some controversy and continued negative publicity about the use of less-lethal stun devices may negatively impact the sale of our products.
The sale and use of our products may result in claims against us.
     As noted above, the use of stun weapons has been associated with injuries, some serious and permanent, including death. While we are attempting to design the Stinger projectile stun gun to diminish the risk of injury, there can be no assurance that injuries will not occur from the use of the product. Such injuries could result in claims against Stinger Systems. Although we intend to maintain liability insurance for our products, there can be no assurance that the coverage limits of our insurance policies will be adequate. Claims brought against us, whether fully covered by insurance or not, will likely have a material adverse effect upon us.
We have been sued by Taser International, Inc. which could result in a judgment against us that could negatively impact our operations.
     Stinger Systems is a defendant in a lawsuit brought by Taser International pending in the United States District Court for the Western District of North Carolina. In the suit, Taser principally asserts a claim for false advertising and seeks injunctive relief, monetary damages in an unspecified amount, trebling of damages, attorney’s fees and destruction of certain advertising material. A judgment in the suit adverse to our interests could jeopardize our business operations and exhaust the Company’s cash reserve and investors may lose their entire investment.

We have received a “Wells Notice” from the SEC
     Stinger has been responding to an investigation by the Securities and Exchange Commission (“SEC”), which commenced in December 2004. In connection with the investigation, Stinger has received a “Wells Notice” from the SEC indicating that the staff intends to recommend that the SEC institute an action against the Company, alleging that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933. The proposed allegations relate to purported representations that the Company made about one of the Company’s products regarding when the Company would be shipping the product, the product’s status with the Bureau of Alcohol, Tobacco, and Firearms, the performance of the product, and where the Company’s stock was trading. The allegations further related to the lack of registration for sales of stock in late 2004 made by three individuals who were not officers, directors, or employees of the Company. Under the Wells process established by the SEC, we were provided an opportunity to respond in writing before the staff makes a formal recommendation to the SEC regarding any action. Stinger has responded to the Wells Notice and is fully cooperating with the SEC to resolve this matter as promptly as practicable. A judgment from this action adverse to our interests could jeopardize our business operations and exhaust the Company’s cash reserve and investors may lose their entire investment.
Claims by others that our products infringed their patents or other intellectual property rights could adversely affect our financial condition.
     Any claim of patent or other proprietary right infringement brought against us would be time consuming to defend and would likely result in costly litigation, diverting the time and attention of our management. Moreover, an adverse determination in a judicial or administrative proceeding could prevent us from developing, manufacturing and/or selling some of our products, which could harm our business, financial condition and operating results. Claims against our patents may cost the Company significant expenses to defend and if our patents are not upheld, the Company may not be able to continue operations and the investors may lose their entire investment.
We may not be able to protect our patent rights, trademarks, and other proprietary rights.
     We believe that our patent rights, trademarks, and other proprietary rights are important to our success and our competitive position. While we have patents and licenses with respect to certain of our products, there is no assurance that they are adequate to protect our proprietary rights. Accordingly, we plan to devote substantial resources to the establishment and maintenance of these rights. However, the actions taken by us may be inadequate to prevent others from infringing upon our rights which could compromise any competitive position we may develop in the marketplace.
Law enforcement, correction and military operations are government agencies which are subject to budgetary constraints, which may inhibit sales.
     Government agencies are generally subject to budgets which limit the amount of money that they can spend on weapons procurement. It may be that although a government agency is interested in acquiring our products, it will be unable to purchase our products because of budgetary constraints. Further, the lead time for an agency acquiring new weapons and receiving approval to acquire them may delay sales to such agencies. Any such delay will have an adverse effect upon our revenues.
There exist some state, local and international regulations and/or prohibitions on less-lethal weapon systems which will make it more difficult or impossible to market our products in those jurisdictions thereby limiting potential revenues.
     Some states prohibit the sale of less-lethal weapon systems. Additional negative publicity with respect to less-lethal weapon systems may cause other jurisdictions to ban or restrict the sale of our products. Internationally, there are some countries which restrict and/or prohibit the sale of less-lethal weapon systems. Further, the export of our less-lethal weapon systems is regulated. Export licenses must be obtained from the Department of Commerce for all shipments to foreign countries other than Canada. To the extent that states, local governments or other countries impose restrictions or prohibitions on the sale and use of our products or to the extent we are unable to obtain export licenses for the sales of our weapons to international customers, our sales could be materially adversely impacted.
If we cannot retain or hire qualified personnel, our programs could be delayed.
     Our business is a technical and highly specialized area of the firearms industry. We are dependent on the principal members of the management and technical staff. The loss of key employees could disrupt our research and development and product promotion activities. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled, scientific and managerial personnel. We face intense competition for these kinds of personnel from other companies and organizations. We might not be successful in hiring or retaining the personnel needed for our company to be successful.
Because our common stock is quoted only on the OTC Bulletin Board and the Pink Sheets, your ability to sell your shares in the secondary trading market may be limited.
     Our common stock is traded only on the OTC Bulletin Board and the Pink Sheets. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be different than might otherwise prevail if our common stock was quoted or traded on a national securities exchange such as the New York Stock Exchange, NASDAQ, or the American Stock Exchange.
Our stock price has been volatile and your investment in our common stock could suffer a decline in value.
     Our common stock is quoted for trading on the OTC Bulletin Board and the Pink Sheets. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:
•	sales of the Stinger projectile stun gun;

•	announcements of technological innovations or new products by us or our competitors;

•	government regulatory action affecting our products or our competitors’ products;

•	developments or disputes concerning patent or proprietary rights;

•	actual or anticipated fluctuations in our operating results;

•	changes in our financial estimates by securities analysts;

•	broad market fluctuations; and

•	economic conditions in the United States.
     During 2005, the closing sales price of our stock has ranged from $3.90 to $46.00. Our stock closed on December 31, 2005 at $4.51 per share.

Sales of a substantial number of shares of our common stock in the public market could lower our stock price and impair our ability to raise funds in stock offerings and impair the ability of stockholders to receive a return on their investment in Stinger Systems.
     Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could aversely affect the prevailing market price of our common stock and could make it more difficult for us to raise additional capital through the sale of equity securities and reduce the chances of persons who have invested in Stinger Systems of receiving a return on their investment. In addition, substantially all of the outstanding shares of our common stock are freely tradable or eligible for sale under Rule 144, subject to volume limitations.
Exercise of outstanding options, warrants and convertible securities will dilute existing shareholders and could decrease the market price of our common stock.
     As of December 31, 2005 we had 14,993,500 shares issued and outstanding, 2,740,000 shares of common stock that could be issued upon the exercise of options, warrants, grants and convertible securities, and 1,910,000 shares that could be issued pursuant to the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
We likely will issue additional equity securities which will dilute your share ownership.
     We likely will issue additional equity securities through the exercise of options, grants, convertible notes, or warrants that are outstanding or may be outstanding, and possibly to raise capital. These additional issuances will dilute your share ownership.
Any short selling of our stock could depress the stock’s price and have a negative impact on the investments in Stinger Systems by our stockholders.
     Downward pressure on our stock price could result from the occurrence of any of the risk factors set forth herein as well as from other factors that relate generally to stocks that trade in the securities markets. Downward pressure on our stock could result in short sales of stock that could further depress the price. The further depression of the stock price could then encourage additional short selling with the end result being a downward spiral of our stock price. If short selling of our stock should commence in the market, the net effect could be an overall drop in share price thereby having a negative effect on any person owning shares of Stinger Systems stock.
We do not intend to pay any cash dividends on common stock in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.
     We have never paid a cash dividend on our common stock. We do not intend to pay cash dividends on our common stock in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.
ITEM 1.B UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
     Stinger Systems’ corporate office is located at 2701 N. Rocky Point Drive, Suite 1130, Tampa, FL 33607 and includes 4,454 sq. ft. Stinger Systems pays $6,951 per month for this space on a sub-lease running through November 2008. We believe this facility is adequate for the current scope of Stingers’ corporate offices.

ITEM 3. LEGAL PROCEEDINGS
     On December 17, 2004, Taser International filed a case against Stinger Systems, Inc. and its CEO, Robert Gruder. Stinger Systems is a party in Case Number 3:04CV620K styled Taser International, Inc. v. Stinger Systems, Inc. and Robert F. Gruder, pending in the United States District Court for the Western District of North Carolina. In the suit, Taser asserts a claim for false advertising under 15 U.S.C. Section 1125(a) and seeks injunctive relief, monetary damages in an unspecified amount, trebling of damages, attorneys fees and destruction of certain advertising material. Based upon a review of the pleading. Taser alleges that the Stinger projectile stun gun does not exist and therefore Stinger System’s statements about its existence and capabilities are false and misleading. Stinger Systems moved to dismiss Taser’s claims, responded to the allegations and countersued Taser for defamation. Stinger Systems is seeking monetary damages, punitive damages and attorney fees.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER’S MATTERS
     Our common stock has been quoted on the OTC Bulletin Board under the symbol STIY.OB since February 23, 2006. The following table reflects the high and low sales information as reported on the OTCBB. The information reflects inter-dealer prices, which may or may not reflect retail mark-ups, mark-downs, or commissions and may not represent actual transactions. Also, these transactions may not representative of all transactions during the indicated periods or the actual fair market value of our common stock at the time of such transactions due to the infrequency of trades and the limited market for our common stock. The following table presents the quarterly high and low bid information on the OTC Bulletin Board and on the electronic Pink Sheets. From November 12, 2004, until February 23, 2006, trades of common stock were reported from time to time on the electronic Pink Sheets.

2004	High	Low
Fourth Quarter	$19.25	$1.25

2005	High	Low
First Quarter	$46.00	$9.00
Second Quarter	$10.15	$3.90
Third Quarter	$7.75	$3.92
Fourth Quarter	$7.50	$4.25
     As of March 15, 2006, there were approximately 50 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.
     In May 2005, the Company repurchased 10,000 shares of its stock for $50,000 cash to rescind and cancel certain provisions in a previous agreement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following selected consolidated statement of operations and balance sheet data are derived from our audited consolidated financial statements. The consolidated financial statements and their notes and the report of the independent registered accounting firm are included elsewhere in this prospectus. This selected consolidated financial data should be read in conjunction with the consolidated financial statements and their notes, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and other financial information included elsewhere in this prospectus.

	Predecessor Operations				The Company	The Company
				January 1,	September 24,
				2004 to	2004
				September	to December	Pro Forma
	Years ended December 31,			24,	31,	Years ended December 31
	2001	2002	2003	2004	2004	2004	2005
	(Unaudited)
Statement of Operations Data:
Sales	$394,673	$361,913	$264,471	$198,981	$63,306	$262,287	$469,997
Gross Margin (Loss)	222,138	149,098	108,647	54,859	11,620	66,479	(139,282)
Loss from Operations	(20,317)	(208,259)	(237,363)	(192,470)	(8,820,199)	(9,012,669)	(10,171,758)
Net Loss	(31,493)	(219,272)	(273,922)	(230,932)	(8,830,467)	(9,061,399)	(10,085,529)
Net Loss Per Share (Basic and Diluted)	$(0.00)	$(0.02)	$(0.03)	$(0.02)	$(0.70)	$(0.70)	$(0.67)
Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	10,750,000	10,750,000	10,750,000	10,750,000	12,640,900	12,640,900	14,997,346
Balance Sheet Data:
Current Assets	$75,913	$67,680	$69,695	$13,232	$9,334,233	$9,334,233	$3,294,044
Equipment and Furnishings	11,584	118,454	93,724	73,204	105,764	105,764	353,388
Total Assets	87,497	186,134	163,419	86,436	12,543,911	12,543,911	6,374,950
Current Liabilities	48,210	68,119	97,441	43,746	556,970	556,970	1,048,538
Long Term Debt	65,000	363,000	584,885	792,529	—	—	—
Stockholders Equity (Deficit)	(25,713)	(244,985)	(518,907)	(749,839)	10,599,441	10,599,441	5,326,412

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     Stinger Systems is in the business of producing and marketing less-lethal electronic restraint products to law enforcement, correctional facilities, professional security and military sectors. The Company purchased Electronic Defense Technologies, LLC (“EDT”) in September 2004 based on the anticipated value of the EDT licenses and patents, prototype projectile stun gun, existing product lines and track record in serving the law enforcement community. The Company’s products include the Ultron II® handheld contact stun gun, the Ice-Shield electronic immobilization riot shield, and the Bandit / REACT system, an electronic immobilizing restraint. The Company’s primary focus is the “Stinger” projectile stun gun and its success is largely dependent upon the commercialization of this product.
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
     After producing numerous versions of the Stinger projectile stun gun, the Company began limited production in March 2005. However, significant inefficiencies in the design hampered production and required correction before volume commercial production could commence. These inefficiencies included the mold design, electronics design, camera mount, design of the ammunition cartridges, internal packaging and numerous assembly issues. The Company hired outside engineering firms to address these issues. In October 2005, the Company announced initial sales and volume production of the Stinger projectile stun gun. In the fourth quarter of 2005, the Company began commercial production, and based on feedback received, the Company decided to make certain modifications to the Stinger. The Company expects to begin volume commercial production and shipment of the modified Stinger in the second quarter of 2006. The Company’s ability to generate future revenues is dependent upon the overall market reception of the Stinger product and the volume of production and sales that the Company is able to generate. However, additional engineering and medical testing is required and final testing of the product can only be conducted once production commences. The Company also expects to incur significant marketing costs over the next twelve months. It is possible that the Stinger will require further modifications before commercial shipments of the Stinger are possible. As a result, the Company can give no definitive assurances that it will be able to achieve commercial production of the Stinger on the anticipated timeline.
     The Company plans to use third parties to manufacture components for its products and assemble the products. The Company is under no contractual obligation with these parties. Because the Stinger projectile stun gun is classified as a firearm and subject to various regulations of the U.S. Bureau of Alcohol, Tobacco, and Firearms (ATF), Company employees are generally located on the assembler’s site in order to maintain proper records and oversee production. While the Company hopes to manufacture the Stinger and its components in the United States, there can be no assurances that it will be able to do on. The Company believes that electronics are easily sourced throughout the world and the Company will continually seek best pricing and highest quality components for its products. The Company expects to continue handling the shipment of its products.
     Once the Stinger is ready for commercial deployment, the Company’s success will be dependent upon its ability to attract high quality distributors and manufacturer’s representatives to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record selling firearms to the law enforcement, correctional, and/or military community. The Company is unable to provide forecasts as to the number of Stingers it anticipates selling. As of December 31, 2005, the Company has contracts with eleven (11) U.S. distributors, three (3) International distributors, and two (2) U.S. manufacturers’ representative groups. The major terms of the contracts are: (a) an 18% discount for distributors and 7% commissions to manufacturer’s representatives; (b) non-exclusive territories; (c) termination upon 30 day notice and; (d) no maximum purchase requirements or sales goals. The Company has trained all its U.S. distributors and manufacturers representatives in the use of its products.

     Due to the limited sales volume of its existing products, the Company reported a net loss of $10,085,529 for the year ending December 31, 2005 (net loss of $0.67 per share) and a net loss of $8,830,467 for the year ending December 31, 2004 (net loss of $0.70 per share).
     At the present time, the Company does not generate sufficient revenues from its operations to pay its operating costs. Management believes that the Company will need additional outside sources of funding in the future to continue the production and promotion of its products.
Background
     The Company, after the acquisition of EDT, required funds to support current operations and to provide future working capital. The Company has met its financial needs through its operations and through the sales of its securities. Since September, 2004, the Company has undertaken the following sales of non-registered securities in a series of private transactions:
•	On September 24, 2004, the Company issued 9,750,000 shares of its common stock for 100% of EDT. The Company received 10,000,000 of its previously issued and outstanding shares for cancellation. The 9,750,000 shares were valued at $474,300, consisting of the cash and note payable to the former owners of EDT for the initial purchase of 95% of EDT in the amount of $450,000 plus the value of 500,000 shares of common stock issued for the remaining 5% of EDT valued at $24,300.

•	Between September 24, 2004 and December 31, 2004, the Company sold 3,222,000 shares of common stock for $10,900,000, less expense of $665,035. Specifically, the Company sold 1,122,000 shares of common stock for net proceeds of $400,000 in September 2004, and sold 2,100,000 shares of common stock for net proceeds of $9,834,965 in December 2004. As part of the sale in December 2004, the Company also issued warrants to the investors to purchase 1,000,000 shares of the Company’s common stock at $7.50 per share. The warrants are exercisable through September 24, 2009. The investors were also granted registration rights. The Company also issued warrants to the underwriters to acquire 200,000 shares at $7.50 per share.

•	Between September 24, 2004 and December 31, 2004, the Company issued 921,500 shares of common stock for various services received by the Company.

•	In December 2004, the Company issued 10,000 shares of its common stock as settlement of a note payable plus accrued interest in the amount of $106,943.

•	During November and December of 2004, the Company issued a total of 100,000 shares of its common stock for patents that were complimentary to its product lines. The recipient of 75,000 of the 100,000 shares issued had the right to rescind the transaction if a registration statement was not effective by the Company as of a specific date. As a result of this redeemable feature, these shares were classified as “Redeemable Common Stock” with a liquidation value of $1,387,500 (the value assigned to the stock on issuance at December 31, 2004). The Company filed a registration statement that was declared effective by the Securities and Exchange Commission on November 14, 2005 and the individual no longer had the right to rescind the transaction, so the 75,000 shares were taken out of Redeemable Common stock and shown as issued common stock.

Results of Operations
     The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this document. This discussion contains forward-looking statements that are based on our current expectations and involve risks and uncertainties. Stinger Systems’ actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
Comparison of the Years Ended December 31, 2005 and 2004 (Pro Forma)
     Revenues. Revenue increased by $207,710 or 79% to $469,997 for 2005 compared to $262,287 for 2004. We believe this increase resulted from higher visibility of the Company in the marketplace which was the result of promotions of its Stinger projectile stun gun at seminars, conferences and sales conventions as well as increased sales of our Band-It product resulting from heightened interest in courtroom security due to recent acts of violence in courtrooms.
     Cost of Goods Sold. Cost of Goods Sold increased by $413,489 to $609,297 for 2005 compared to $195,808 for 2004. The cost of production includes the write-off of defective circuit boards for the stun gun in the amount of $268,375.
     Gross Margin. Gross margin decreased by $205,761 to $(139,282) for 2005 compared to $66,479 for 2004. The gross margin variance is primarily related to the cost of goods sold and the write-off of defective circuit boards.
     Selling Expenses, and General and Administrative Expenses. Selling Expenses increased by $298,755 to $344,103 for 2005 compared to $45,348 in 2004 based on more efforts to promote current products and the branding of the Stinger name. General and Administrative (G&A) expenses increased by $654,573 to $9,688,373 for 2005 compared to $9,033,800 for 2004. Employee costs’ decreased by $2,612,878 due to a decrease in the costs associated with our employees and associated payroll costs. The Company incurred non-cash charges for employee acquisitions of $2,515,067 as the cost of stock options granted to a new employee, which became fully vested upon his leaving the Company in April of 2005 and the cost of a stock grant to the Chief Financial Officer. In addition, this amount includes employee severance costs of $719,346 associated with the resignation of two employees. Other operating costs for 2005 include legal fees in the amount of $594,356, liquidated damages to investors in the amount of $964,343, insurance in the amount of $566,824, shareholder and public relations costs in the amount of $265,561 and other costs in the amount of $561,185.
     Research and Development Expenses. Research and Development (R&D) expenses increased to $1,363,059 for 2005 compared to $60,597 for 2004. The Company’s increase in R&D expenses is attributable to engineering costs associated with improving the design of the projectile stun gun and future generations of the projectile stun gun.
     Interest Income. Interest income increased $98,605 for 2005 due to an increase in invested capital and current working capital.
     Net Loss. Net loss increased $1,024,130 to $(10,085,529) or $(0.67) per common share for 2005 compared to a net loss of $(9,061,399) or $(0.72) per common share for 2004. This increased loss was due primarily to the increased R&D costs invested in bringing the Stinger projectile stun gun to the market, the ramp up in employee expenses, including severance costs, in preparation for the anticipated growth of the Company’s operations, and insurance costs and liquidated damages the Company had to pay in 2005.
Comparison of the Years ended December 31, 2004 (Pro Forma) and 2003
     The operating results for the period January 1, 2004 to September 24, 2004, if annualized would approximate the results of operations for the year ended December 31, 2003. As of September 24, 2004, the Company was acquired by new owners and, as a result, the business objectives of the Company were significantly altered.

     After September 24, 2004, the management of the Company placed its major emphasis during this time period on the employment of qualified individuals to assume executive management and selling positions with the Company. In December, 2004, the Company entered into an employment agreement with Roy C. Cuny, former president and chief executive officer of Smith & Wesson Holding Corporation. The employment agreement included among other provisions, a stock option to purchase 500,000 shares of the Company’s common stock for $1.00. The fair value of the option shares was $7,520,000 and has been reflected as employee acquisition cost at December 31, 2004, since the options vested immediately.
     The other general and administrative expenses primarily consist of consulting fees ($315,000), director fees ($93,000), legal fees ($480,000), research and development cost ($56,000) and a one time payment to Smith & Wesson Holding Corporation of ($152,000) associated with the employment of Mr. Roy C. Cuny. Approximately $419,000, of these costs and expenses, represents non-cash charges due to the fact that the Company exchanged shares of its common stock for services rendered.
Liquidity and Capital Resources
     Based on the Company’s current plans and market conditions, management does not believe that the Company’s existing cash and current operations will be sufficient to satisfy its anticipated cash requirements for the next twelve months. In addition, the Company is unable to provide assurance that its planned levels of revenue, costs and expenses will be achieved. If the Company’s operating results fail to meet its expectations or if the Company fails to manage its inventory, accounts receivable or other assets, it will have a negative impact on the Company’s liquidity and the Company will be required to seek additional funding through public or private financings or other arrangements. In addition, due to the planned expansion of its product offerings, marketing efforts, channels and geographic presence, the Company may require additional working capital. If this were to occur, it is possible that adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on the Company’s business and results of operations.
     At December 31, 2005 the Company had working capital of $2,245,506, including a cash balance of $2,408,556. These funds and working capital will be used to meet the Company’s operational and liquidity needs for the next twelve months. This represents a decrease in working capital of approximately $6,531,757 from working capital of $8,777,263 at December 31, 2004. This decrease is principally due to the research and development efforts and engineering activities to improve the Stinger projectile stun gun. Operating activities used cash of $5,758,451 and $412,056 during 2005 and 2004, respectively. The decrease in cash flow from operating activities in 2005, as compared to 2004, was primarily due to a 15% increase in the cost of product sold, an increase of 15% in the general and administrative expenses (excluding depreciation and amortization).
     The Company reported negative operating cash flows from operations of $5,758,451 for the twelve months ended December 31, 2005. The net loss of $10,085,529 was offset by non-cash charges of $3,475,000 which represented the value of stock issuances and stock options exchanged for services rendered and $396,094 in depreciation and amortization expenses. During the twelve month period ended December 31, 2005, the Company paid $168,375 of an inventory purchase commitment. The Company had committed to the purchase of 10,000 circuit boards from a vendor, however, when the first delivery of circuit boards was received, they were found to be defective. The entire $1,165,700 inventory purchase commitment was cancelled. At December 31, 2005, the Company has no inventory purchase commitments. The Company used $261,905 during the twelve months ended December 31, 2005 to purchase equipment, fixtures and patents. The Company has no outstanding commitments to purchase equipment, fixtures or patents. In May of 2005, the Company repurchased 10,000 shares of its stock for $50,000 cash to rescind and cancel certain provisions in a previous agreement.
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
Contractual Obligations
     The Company has entered into operating leases for office and warehouse space, which runs through November 2008. Future minimum lease payments under operating leases are $85,782 in 2006, $77,782 in 2007 and $71,782 in 2008.
Intangible Assets
     The Company’s intangible assets consist of two pending patents and four patents for stun gun technology with a carrying value of $2,672,620 and a pending patent for a miniature camera which may work with the stun gun, but has other applications as well with a carrying value of $430,000. Generally a patent has a life of 17 to 20 years. The two projectile stun gun patents were granted in 1998.
     The acquisition of EDT by EDTA was accounted for under the purchase method of accounting. Under this method, the assets acquired and the liabilities assumed were recorded at their fair values at September 24, 2004. The acquisition cost exceeded the values assigned to assets and liabilities acquired by $1,160,820. This amount was recorded as an intangible asset. Management has determined that the intangible asset value is related solely to the stun gun technology. The acquisition of the remaining 5% of EDT added another $24,300 to the stun gun intangible asset. The stun gun technology patents; #D323,870 — “The Ornamental Design for an Electronic Restraint Weapon” and #5,193,048 — “Stun Gun with Low Battery Indicator and Shutoff Timer” were acquired in the EDT Acquisition from Mr. Richard Bass and have a carrying value of $1,185,120.
     On November 26, 2004, the Company acquired certain patents related to the product license: patent #5,841,622 — “Remotely Activated Electrical Discharge Restraint Device Using Biceps Flexion of the Leg to Restrain” granted November 24, 1998, and patent #6,573,073 — “Method and Apparatus For Implementing A Two Projectile Electrical Discharge Weapon” granted June 10, 2003 from James F. McNulty, Jr., a non-related party in exchange for $100,000 cash and 75,000 shares of the Company’s redeemable common stock. The 75,000 shares of common stock were valued at $18.50 per share (the quoted pink sheet price on November 26, 2004). The value of the intangible asset assigned to the stun gun from this transaction was $1,487,500. There was no carrying value or purchase price assigned to the Band-IT design patent. The patents related to the Band-IT technology are intertwined in the stun gun technology, and is the sole purpose for which the Company purchased the original patents from the inventor. Upon acquiring the patents, the related license agreement was canceled.
     On December 4, 2004, the Company acquired 100% of the ownership interest in Questek, a California Sole Proprietorship, from Joseph Valencic, a non-related party, in exchange for $75,000 cash (which was not paid until January 6, 2005 but was included in accrued liabilities at December 31, 2004) and the issuance of 25,000 shares of the Company’s common stock. Questek’s only assets were intellectual property rights including a pending patent, trademarks and copyrights. The major asset of Questek was a pending patent on a miniature camera. Questek had no liabilities. The 25,000 shares of common stock issued were valued at $14.20 per share (the quoted pink sheet price on December 4, 2004). Total value of the camera pending patent serial no. 11/012,541 — “Weapon with Illuminator and Camera” at December 31, 2004 is $430,000.
     Stinger Systems filed pending patents; serial no. 10/975,563 — “Weapon and Input Device to Record Information” on October 27, 2004 and serial no. 10/957,301 — “Stun Gun” on September 30, 2004. These pending patents were initiated by Stinger Systems on existing Stinger technology and carry no value at this time.
     The Company performed an impairment test in accordance with the guidance provided in SFAS 142, “Goodwill and Other Intangible Assets”, and has determined that no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets. The majority of the assets, other than cash, reported on the balance sheet at December 31, 2005 are related to intangible assets.

Critical Accounting Policies
     We have identified the following policies as critical to our business operations and the understanding of our results of operations. The preparation of these financial statements require us to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The effect of these policies on our business operations is discussed below where such policies affect our reported and expected financial results.
     Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenue when delivery of the product has occurred or services have been rendered, title has been transferred, the price is fixed and collectibility is reasonably assured. Sales of goods are final with no right of return.
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of December 31, 2005, we have had no significant warranty claims on products sold. Once sales of our new stun gun commence, we expect to make an accrual for warranty claims based on our sales.
     Intangible Assets. We have substantial intangible assets. Our estimate of the remaining useful life of these assets and the amortization of these assets will affect our gain from operations. Since we do not have a method of quantifying the estimated number of units that may be sold we have elected to amortize these intangibles over a seven year period beginning in the first quarter of 2005.
     Common Stock Issued for Goods and Services. We have issued our common stock for intangible assets and services received or to be received. The values assigned to such stock issuances effects the amount of recorded assets and the amount of recorded expenses. For stock issued before November 12, 2004, (the Company’s common stock began to be traded in the Pink Sheets on November 12, 2004) we assigned a value of $0.36 to $0.40 per share which approximates the cash received per share for shares sold on September 24, 2004. For shares issued after November 12, we assigned the closing value quoted in the Pink Sheets as the amount of the recorded asset or expenditure. From May 2005 until November 2005, we incurred $145,000 per month of liquidated damages as part of the registration rights agreement from the December 2004 financing.
     Purchase Accounting. Our purchase accounting policy is to record any acquisitions in accordance with current accounting pronouncements and allocate the purchase price to the net assets. The Company evaluates the fair market values of tangible and intangible assets based on current market conditions, and financial and economic factors. Intangible assets are valued using several cash flow projection models and financial models to establish a baseline for their respective valuations. The Company valued its acquisition of the stun gun technology based on the competitive advantage the technology provides. These competitive advantages are analyzed in relation to the current market and may include valuation techniques, such as the cost to develop the technology, the cost of designing around the claims of the patent or technology, comparable transactions of like-kind patents or technology, and discounted cash flows of future incremental profits that may be generated. The Company valued its intangible assets, including its stun gun technology, utilizing the aforementioned techniques. The Company valued its stun gun technology by comparing current competitor’s revenue and assumed a 10% market penetration of this revenue. We also assumed a factor for the increase in the general use of this stun gun technology, the estimated economic life of this current technology of approximately seven years, and the anticipated profit margins that the Company believed was achievable. The Company’s policy is to expense in-process research and development costs at acquisition.
     Stock Options. We have a stock option plan under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. We account for grants to employees in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted with an exercise price equal to the quoted market value of our common stock at the date of grant, we recognize no stock compensation expense at the time of the grant in accordance with APB No. 25. If we were to adopt the fair value based method set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we would recognize compensation expense based upon the fair value at the grant date for awards under the plans. We have provided pro forma disclosures in the notes to our consolidated financial statements of our net loss and net loss per share as if we used the fair value method. As discussed more fully in Note 2 of the Notes to our Consolidated Financial Statements, as a result of the issuance of SFAS No. 123(R) in December 2004, we expect to begin expensing the fair value of our options as of January 1, 2006. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We account for equity instruments issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.
     Limited Trading Market. Until February 22, 2006, the Company’s common stock was only traded on the Pink Sheets. An investment in a security quoted on the Pink Sheets is speculative and involves a high degree of risk. Many Pink Sheet securities are relatively illiquid, or “thinly traded,” which tends to increase price volatility. Illiquid securities are often difficult for investors to buy or sell without dramatically affecting the quoted price. In some cases, the liquidation of a position in a Pink Sheet security may not be possible within a reasonable period of time. Reliable information regarding issuers of Pink Sheet securities, their prospects, or the risks associated with the business of any particular issuer or an investment in the issuer’s securities may not be available. As a result, it may be difficult to properly value an investment in a Pink Sheet security. Pink Sheets is not a securities exchange or a broker-dealer. Pink Sheets is an electronic quotation and information service provided to registered broker-dealers to facilitate efficient transactions in Pink Sheet securities. Investors must contact an SEC registered broker-dealer that is a member of the National Association of Securities Dealers (NASD) to invest in a security quoted on the Pink Sheets. The Company used the Pink Sheet price to determine fair market value at the date of the respective transactions in order to value the transactions to best reflect the financial valuation of those parties involved in the transactions. Since February 23, 2006, our stock has been quoted on the OTC Bulletin Board.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk is currently confined to our cash and cash equivalents and restricted cash. We currently do not hedge interest rate exposure. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with any future debt.
     Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this item is set forth on pages F-1 through F-28.
ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2005 and has concluded that there was no change that occurred during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information with respect to our executive officers and directors as of December 31, 2005:

Name	Age	Position

Robert F. Gruder	47	Chief Executive Officer and Chairman
David J. Meador	34	Chief Financial Officer and Secretary
T. Yates Exley	45	Director
Michael Racaniello	53	Director
Andrew P. Helene	45	Director
Robert F. Gruder — Chairman and CEO of Stinger Systems, Inc. Mr. Gruder is co-founder of Stinger Systems, Inc. Prior to founding Stinger Systems, Mr. Gruder was an independent investor since September, 2002, managing his personal portfolio. For the three years prior thereto, he was Chairman and Chief Executive Officer of Information Architects Corporation a public company traded on NADASQ. Mr. Gruder has over 15 years of experience in the technology industry. Mr. Gruder holds no outside board affiliations.
David J. Meador — CFO and Corporate Secretary of Stinger Systems, Inc. Since December 2005, Mr. Meador has served as the Company’s CFO and Corporate Secretary. From August 2005 until December 2005, Mr. Meador served as the Company’s Corporate Controller. Prior to joining the Company, Mr. Meador worked with several of the Big 4 public accounting firms in addition to various private industry management positions throughout his career. Previously, he worked in a management capacity with PricewaterhouseCoopers LLP from 2003 through 2005 and KPMG LLP from 2000 to 2002. Mr. Meador is a Certified Public Accountant (CPA) and holds a Master’s degree in Business Administration (MBA) as well as a Master of Science in Accounting (MSA).
T. Yates Exley — is a member of our board of directors. Mr. Exley is co-founder of Stinger Systems, Inc. and served as our Chief Financial Officer until April 2005. Before Stinger Systems, Mr. Exley worked as an independent financial consultant for the prior two years. Before that, he worked for Wachovia Securities for three years. Mr. Exley obtained a Masters in Business Administration from the Wharton School of Business at the University of Pennsylvania. He has over 15 years of experience in investment and commercial banking. Mr. Exley holds no outside board affiliations.
Michael Racaniello — is a member of our board of directors and the audit committee. He is an independent director and an audit committee financial expert. He is a self employed CPA — Tax Consultant. Mr. Racaniello has been in private practice focusing primarily on tax accounting for the past five years. Prior to that Mr. Racaniello served as Corporate Controller for Information Architects Corporation based in Charlotte, North Carolina. Mr. Racaniello has no other outside board affiliations.
Andrew P. Helene — is a member of our board of directors and the audit committee. He is an independent director. He is currently Vice President, TD Banknorth, N.A. Mr. Helene has over 15 years experience in commercial and investment banking. Mr. Helene graduated from Williams College and holds a Masters degree in Business Administration from Columbia University and a Masters degree in International Studies from Johns Hopkins University. Mr. Helene has no outside board affiliations.

Director Compensation
Denise Medved, Michael Racaniello and Andrew P. Helene were each given 10,000 shares of common stock for joining the board of directors. All three Directors have served on the Board since November 18, 2004. Ms. Medved resigned from the Board on July 25, 2005 for personal reasons. These individuals were given an additional 10,000 share five-year option on April 14, 2005 for Board service for 2005. The options vested immediately and are priced at market of $8.05. Thirty days after resigning from the Board on July 25, 2005, Ms. Medved’s options expired without exercise. Messrs. Racaniello and Helene each received a 10,000 share option on August 23, 2005. The five-year option vested immediately and has an exercise price of $5.25.
Section 16(a) Beneficial Ownership Reporting Compliance
The Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of any class of our equity securities to file reports of ownership of our equity securities and to furnish these reports to us. Based solely on a review of such reports, the Company believes that these persons and entities filed all the reports required by the Securities Exchange Act of 1934 on a timely basis.
Code of Ethics
The Company intends to adopt a Code of Ethics for all its directors, officers and employees in the near future, but has not adopted a Code as of the date hereof. When adopted, the Code will be available electronically on the Company’s website at “Investor Relations” at www.stingersystems.com or you may request a copy from the Company by writing to us at 2701 N. Rocky Point Drive, Suite 1130, Tampa, Florida 33607.

'

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation

		Annual Compensation			Long Term Compensation
				Other	Restricted
		2005		Annual	Stock	Options/	LTIP	All Other
Name	Title	Compensation	Bonus	Compensation	Awarded	SARs(#)	payouts($)	Compensation
Robert F. Gruder	Chief Executive Officer, Director	$205,769	$0	0	0	0	0	0
David J. Meador	Chief Financial Officer	$47,885	10,000	0	0	0	0	0
J. Wayne Thomas	Former CFO/Operations	$148,654	24,000	0	0	10,000	0	0
     In 2003 and 2004, no executive officer of the Company received any compensation.
     The Company hired Mr. Roy Cuny on December 30, 2004, as President and Mr. Chris Killoy in January of 2005, as Vice President of Sales. Mr. Cuny resigned on February 28, 2005 and Mr. Killoy resigned on March 10, 2005. Mr. Killoy was paid at an annual rate of $175,000. Upon termination, Mr. Killoy received 50,000 options priced at $1.00 and $175,000 severance. Mr. Cuny was paid at an annual rate of $300,000. Upon termination, Mr. Cuny received $225,000 in severance compensation related to a prior employment agreement and an additional $300,000 severance from the Company. Mr. Cuny forfeited his 500,000 employment options. Mr. T. Yates Exley resigned his position as CFO and Secretary on April 8, 2005 and will remain as a Director. On April 11, 2005, J. Wayne Thomas assumed duties as Secretary and CFO. On August 23, 2005, Mr. Thomas received a 10,000 share five-year stock option with an exercise price of $5.25. He also received a moving allowance bonus of $24,000. No other officers have received stock grants in 2005. In August 2005, Mr. Meador joined the Company as Corporate Controller, and moved to CFO in December 2005, and Mr. Thomas ceased serving as CFO.
     The following table sets forth information concerning grants to the named executive officers of options to purchase shares of the Company’s common stock granted in 2005.
OPTIONS GRANTED IN 2005

Potential realizable
	Individual Grants				value at assumed
		Percent of total			annual rates of stock
		options granted	Exercise price		price appreciation
	Options	to all employees	per share	Expiration	for option term(1)
Name	(#)	in fiscal year	($)	date	5%($)	10%($)
Robert F. Gruder	—	—	—	—	—	—
David J. Meador	—	—	—	—	—	—
J. Wayne Thomas (2)	10,000	7.1%	5.25	08/23/2010	14,505	17,695

(1)	The assumed annual rates of stock price appreciation of 5% and 10% over five years are required by the Securities and Exchange Commission to be used for illustration purposes and are not intended to forecast possible future appreciation, if any, of the Company’s common stock.
(2)	In December 2005, Mr. Thomas ceased serving as CFO.

     The following table sets forth information with respect to option exercises by, and year-end values during 2005 for, the named executive officers.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND OPTION VALUES AT END OF FISCAL YEAR

			Number of unexercised		Value of unexercised
	Shares		options at		in-the-money options at
	acquired on	Value	fiscal year-end(#)		fiscal year-end($) (1)
Name	exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert F. Gruder	—	—	—	—	—	—
David J. Meador	—	—	—	—	—	—
J. Wayne Thomas(2)	—	—	10,000	—	—	—

(1)	Value is based on the difference between the stock option exercise price and the closing price of the Company’s common stock on the Pink Sheets on December 30, 2005 of $4.51 per share.
(2)	In December 2005, Mr. Thomas ceased serving as CFO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of March 15, 2006, we had 14,993,500 shares of common stock outstanding (excluding certain options, grants and warrants), which are our only outstanding voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2006 by:
•	each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common stock;

•	each of our executive officers;

•	each of our current directors; and

	Amount and Nature of
Beneficial Owner	Beneficial Ownership		Percentage
Bonanza Master Fund Ltd. 300 Crescent Court, Suite 1740	900,000	(1)	5.9%
Dallas, TX 75201
Tonga Partners, L.P. 150 California Street, 5th Floor	877,561	(2)	5.7%
San Francisco, CA 94111
Robert F. Gruder 2701 N Rocky Point Drive, Suite 1130	4,685,000	(6)	31.1%
Tampa, FL 33607
T. Yates Exley 2239 Forrest Drive	4,680,000	(3)	31.0%
Charlotte, NC 28211
Andrew Helene 307 Main Street	30,000	(4,5)	*
Hyannis, MA 02653
David J. Meador	60,000	(7)	*
2701 N Rocky Point Drive, Suite 1130 Tampa, FL 33607
Michael Racaniello 1101 Tyvola Road	30,000	(4,5)	*
Charlotte, NC 28217
All directors and executive officers as a group (5 persons)	9,485,000		62.1%

*	Less than one percent (1%).
(1) Includes 300,000 shares of common stock that may be purchased upon the exercise of warrants. Such warrants are not exercisable to the extent that their exercise would cause the holder to be the beneficial owner of more than 4.99% of the Company’s common stock.
(2) Includes 292,521 shares of common stock that may be purchased upon the exercise of warrants. Such warrants are not exercisable to the extent that their exercise would cause the holder to be the beneficial owner of more than 4.99% of the Company’s common stock.

(3) Mr. Exley also has a potential minority beneficial interest in 561,000 shares held by Exley Management Services LLC, a company principally owned and controlled by his father. Because Mr. T. Yates Exley cannot control the disposition or the voting of the shares held in this company, they have not been allocated to him as part of his beneficial holdings. Includes 85,000 shares of common stock issuable upon conversion of a convertible promissory note held in trust for the benefit of Mr. Exley’s children.
(4) Includes 10,000 shares of common stock that may be purchased upon the exercise of options with an exercise price of $8.05.
(5) Includes 10,000 shares of common stock that may be purchased upon the exercise of options with and exercise price of $5.25.
(6) Includes 85,000 shares of common stock issuable upon conversion of a convertible promissory note held by Mr. Gruder’s children.
(7) Includes 60,000 shares of common stock that may be purchased upon the exercise of options with an exercise price of $3.98.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2005.

Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options, warrants	outstanding options,	(excluding securities reflected in the
Plan Category	and rights (1)	warrants and rights	first column)

Equity compensation plans approved by security holders	90,000	$5.82	1,910,000

Equity compensation plan not approved by security holders	—		—

Total	90,000		1,910,000

(1)	Represents shares of the Company’s Common Stock issuable in connection with such equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     On September 24, 2004, EDT Acquisition LLC, a Michigan limited liability company then owned by Robert Gruder and T. Yates Exley, acquired a 95% interest in Electronic Defense Technologies, LLC, an Ohio limited liability company. The interest was acquired in exchange for $250,000 in cash and a $200,000 note payable at 4% interest due on or before March 24, 2006 from EDT Acquisition, LLC. The 95% interest in Electronic Defense Technologies, LLC together with the remaining 5% interest in the same company was then transferred on the same day to Stinger Systems in exchange for the issuance by Stinger Systems of 9,750,000 shares of Stinger Systems’ common stock. This transaction transferred control of Stinger Systems to Robert Gruder and T. Yates Exley by virtue of their ownership of EDT Acquisition LLC which held 9,250,000 common shares of Stinger Systems. Mr. Gruder serves as Chief Executive Officer and Chairman of the Board of Directors. Mr. Exley is a member of the Board. Mr. Gruder’s portion of the shares of Stinger Systems formerly held in EDT Acquisition, LLC have been paid out of EDT Acquisition, LLC and are held by him directly.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
     The fees billed by Killman, Murrell & Company, P.C. for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for 2005 and 2004, the review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, as well as the review and consent for the Company’s other filings for 2005 and 2004 were $33,700 and $35,600, respectively.
Audit-Related Fees
     The fees billed by Killman, Murrell & Company, P.C. for professional services rendered for assurance and related services that are reasonably related to the audit of the Company’s annual consolidated financial statements for 2005 and 2004 were $27,200 and $0, respectively.
Tax Fees
     The fees billed by Killman, Murrell & Company, P.C. for professional services rendered for tax compliance, tax advice and tax planning for 2005 and 2004 were $3,000 and $0, respectively.
All Other Fees
     In 2005 and 2004, Killman, Murrell & Company, P.C. did not bill the Company for any services other than those described above.
Pre-Approval of Non-Audit Services
     Management may use Killman, Murrell & Company, P.C. for non-audit services that are permitted under SEC rules and regulations, provided that management obtain the Audit Committee’s approval before such services are rendered.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:
     (1) Index to Consolidated Financial Statements
     (2) Financial Statement Schedules
          Financial statement schedules are omitted because they are not required.
     (3) Exhibits
The following exhibits are filed with this Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	By-laws (1)
4.1	Specimen Common Stock Certificate of Registrant (1)
10.1	Form of Securities Purchase Agreement used in the December 2004 506 offering (1)
10.2	Form of warrant used in the December 2004 506 offering (1)
10.3	Form of Registration Rights Agreement used in the December 2004 506 offering (1)
10.4	Employment Agreement with Mr. Cuny (2)
10.5	Employment Agreement with Mr. Killoy (2)
10.6	Severance Agreement with Mr. Cuny (2)
10.7	Research Agreement — Wayne State University (2)
10.8	Independent Manufacturer’s Representative Agreement (2)
10.9	Stinger Systems Distributor Agreement (2)
10.10	Settlement Agreement, Release and Covenant Not to Sue with Mr. Killoy (3)
10.11	Purchase Agreement (3)
10.12	Cancellation Agreement (3)
10.13	Agreement between Mr. McNulty and CM Partners (3)
10.14	Assignment of Inventions (3)
10.15	Patent Assignment (3)
10.16	Modification Letter Agreement with Mr. McNulty (4)
21.1	List of Subsidiaries (1)
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Section 906 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 906 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Form S-1/A on February 8, 2005.

(2)	Previously filed as an exhibit to Form S-1/A on July 20, 2005.

(3)	Previously filed as an exhibit to Form S-1/A on September 20, 2005.

(4)	Previously filed as an exhibit to Form S-1/A on November 10, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STINGER SYSTEMS, INC.
By:	/s/ Robert F. Gruder
Robert F. Gruder
Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ Robert F. Gruder Robert F. Gruder	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006
/s/ David J. Meador David J. Meador	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006
/s/ T. Yates Exley T. Yates Exley	Director	March 31, 2006
/s/ Michael Racaniello Michael Racaniello	Director	March 31, 2006
/s/ Andrew P. Helene Andrew P. Helene	Director	March 31, 2006

Killman, Murrell & Company, P.C.
Certified Public Accountants

3300 N. A Street, Bldg. 4, Suite 200 Midland, Texas 79705 (432) 686-9381 Fax (432) 684-6722	1931 E. 37th Street, Suite 7 Odessa, Texas 79762 (432) 363-0067 Fax (432) 363-0376	2626 Royal Circle Kingwood, Texas 77339 (281) 359-7224 Fax (281) 359-7112
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Stinger Systems, Inc.
Tampa, Florida
We have audited the accompanying consolidated balance sheets of Stinger Systems, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005 and for the period September 24, 2004 to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stinger Systems, Inc. as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the year ended December 31, 2005 and for the period September 24, 2004 to December 31, 2004 in conformity with United States generally accepted accounting principles.

/s/ Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.

Houston, Texas
March 21, 2006

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2005	2004
CURRENT ASSETS
Cash	$2,408,556	$9,093,634
Accounts Receivable, net of $1,800 Allowance for Uncollectible Accounts in 2005 and 2004	32,591	20,773
Inventories, at Cost	199,765	78,162
Inventory Purchase Deposits	—	139,190
Prepaid Expenses and Other Current Assets	653,132	2,474

TOTAL CURRENT ASSETS	3,294,044	9,334,233
EQUIPMENT AND FURNITURE, net of Accumulated
Depreciation of $14,685 and $404 in 2005 and 2004, respectively	353,388	105,764
OTHER ASSETS
Intangible Assets, net of $381,813 Accumulated Amortization in 2005	2,720,807	3,102,620
Other	6,711	1,294

TOTAL ASSETS	$6,374,950	$12,543,911

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2005	2004
CURRENT LIABILITIES
Accounts Payable	$542,406	$2,552
Accrued Liabilities	175,997	491,918
Insurance Note Payable	267,635	—
Notes Payable Related Party	62,500	62,500

TOTAL CURRENT LIABILITIES	1,048,538	556,970

COMMITMENTS AND CONTINGENCIES	—	—

REDEEMABLE COMMON STOCK: 75,000 Shares issued,
redemption value $1,387,500, in 2004	—	1,387,500

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 Par Value; 50,000,000 Shares Authorized, 14,993,500 and 15,003,500 Shares Issued and Outstanding in 2005 and 2004, respectively	14,994	14,929
Additional Paid-In Capital	24,227,414	19,414,979
Retained Deficit	(18,915,996)	(8,830,467)

TOTAL STOCKHOLDERS’ EQUITY	5,326,412	10,599,441

	$6,374,950	$12,543,911

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period
		September 24, 2004
	Year Ended	to December 31,
	December 31, 2005	2004
SALES	$469,997	$63,306
COST OF PRODUCT SOLD	609,279	51,686

GROSS MARGIN (LOSS)	(139,282)	11,620
SELLING EXPENSES	344,103	45,348
GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	782,605	78,829
Employee Acquisition Cost	3,475,000	7,520,000
Employee Severance Cost	719,346	—
Other	2,952,269	1,131,303
Depreciation and Amortization	396,094	404
Research and Development Costs	1,363,059	55,935

LOSS FROM OPERATIONS	(10,171,758)	(8,820,199)
INTEREST INCOME	98,605	—
INTEREST EXPENSE	(12,376)	(10,268)

LOSS BEFORE INCOME TAXES	(10,085,529)	(8,830,467)
PROVISIONS FOR INCOME TAXES	—	—

NET LOSS	$(10,085,529)	$(8,830,467)

NET LOSS PER SHARE
Basic	$(0.67)	$(0.70)

Diluted	$(0.67)	$(0.70)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK EQUIVALENT SHARES OUTSTANDING
Basic	14,997,346	12,640,900

Diluted	14,997,346	12,640,900

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2005 AND
FOR THE PERIOD SEPTEMBER 24, 2004 TO DECEMBER 31, 2004

	Common Stock		Additional	Deficit Accumulated
	Number of		Paid-In	During Developmental	Retained
	Shares	Par Value	Capital	Stage	Deficit	Total
Balance, September 24, 2004	11,000,000	$11,000	$1,960	$(12,960)	$—	$—
Acquisition of Subsidiary Cancellation of Common Shares	(10,000,000)	(10,000)	10,000	—	—	—
Reclassification of Accumulated Deficit	—	—	(12,960)	12,960	—	—
Acquisition Shares Issued	9,750,000	9,750	464,550	—	—	474,300

Balance, September 24, 2004	10,750,000	10,750	463,550	—	—	474,300
Sale of Common Stock, Net of $665,035 of Offering Costs	3,222,000	3,222	10,231,743	—	—	10,234,965
Common Stock Issued for Patents	25,000	25	354,975	—	—	355,000
Common Stock Issued For Services	921,500	922	725,278	—	—	726,200
Common Stock Issued in Payment of Debt and Interest	10,000	10	106,933	—	—	106,943
Stock Option Issued to Executive Officer	—	—	7,520,000	—	—	7,520,000
Stock Option Issued for Services	—	—	12,500	—	—	12,500
Net Loss,	—	—	—	—	(8,830,467)	(8,830,467)

Balance, December 31, 2004	14,928,500	14,929	19,414,979	—	(8,830,467)	10,599,441
Compensation Recognized for Stock Grant	—	—	1,925,000	—	—	1,925,000
Common Stock Issued for Patent	75,000	75	1,387,425	—	—	1,387,500
Stock Option Issued To Employee	—	—	1,550,000	—	—	1,550,000
Repurchase of Common Stock	(10,000)	(10)	(49,990)	—	—	(50,000)
Net Loss	—	—	—	—	(10,085,529)	(10,085,529)

Balance, December 31, 2005	14,993,500	$14,994	$24,227,414	$—	$(18,915,996)	$5,326,412

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
	For the Year	September 24, 2004
	Ended	to December 31,
	December 31, 2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,085,529)	$(8,830,467)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Employee Acquisition Cost	3,475,000	7,520,000
Common Stock Issued for Services	—	738,700
Depreciation and Amortization	396,094	404
Bad Debt	—	1,800
Changes in Operating Assets and Liabilities Accounts Receivable	(11,818)	(11,313)
Inventories	(121,603)	16,617
Inventory Deposits	139,190	(139,190)
Prepaid Expenses	231,699	1,946
Other Assets	(5,417)	1,756
Accounts Payable	539,854	(24,335)
Accrued Liabilities	(315,921)	312,026

NET CASH USED BY OPERATING ACTIVITIES	(5,758,451)	(412,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment and Furniture	(261,905)	(28,218)
Purchase of Patent	—	(100,000)

NET CASH USED BY INVESTING ACTIVITIES	(261,905)	(128,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Common Stock Sales	—	10,234,965
Payment of Note Payable	(614,722)	(601,057)
Repurchase of Common Stock	(50,000)	—

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(664,722)	9,633,908

INCREASE (DECREASE) IN CASH	(6,685,078)	9,093,634
CASH BALANCE BEGINNING OF PERIOD	9,093,634	—

CASH BALANCE END OF PERIOD	$2,408,556	$9,093,634

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	For the Year	For the Period
	Ended	September 24, 2004
	December 31,	to December 31,
	2005	2004
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Subsidiary Assets Acquired	$—	$(1,376,579)
Liabilities Assumed	—	902,279
Par Value of Stock Issued	—	9,750
Additional Paid-In Capital	—	464,550
Investment in Intangible Patents	—	(1,817,500)
Common Stock Issued for Intangible Patents	—	100
Additional Paid-In Capital for Intangible Patents	—	1,742,400
Accrued Liabilities Assumed for Intangible Patents	—	75,000
Note Payable Cancelled for Stock	—	(106,943)
Common Stock Issued in Satisfaction of Debt	—	10
Additional Paid-In Capital Issued in Satisfaction of Debt	—	106,933
Common Stock Cancelled on September 24, 2004	—	(10,000)
Additional Paid-In Capital from Stock Cancellation	—	10,000
Retained Deficit Eliminated Against Paid-In Capital on September 24, 2003	—	12,960
Reduction in Paid-In Capital From Elimination of Retained Deficit	—	(12,960)
Common Stock Issued From Conversion of Redeemable Common Stock	75	—
Additional Paid-In Capital From Conversion of Redeemable Common Stock	1,387,425	—
Conversion of Redeemable Common Stock to Common Stock	(1,387,500)	—
Prepaid Insurance	(882,357)	—
Insurance Note Payable	882,357	—

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$9,767	$9,626

Income Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 1: GENERAL
Nature of Business
Stinger Systems, Inc. (the “Company”) was incorporated on July 2, 1996, under the laws of the State of Nevada as United Consulting Corporation. The Company changed its name to Stinger Systems, Inc., on September 24, 2004, in connection with the following transactions. On September 24, 2004, EDT Acquisition LLC owned by two individuals acquired a 95% interest in Electronic Defense Technologies, LLC (“EDT”). This 95% interest in EDT together with the remaining 5% interest in EDT was then transferred on the same day to the Company in exchange for the issuance by the Company of 9,750,000 shares of the Company’s common stock. In connection with the transaction 10,000,000 shares of the Company’s issued and outstanding common stock were returned to the Company for cancellation. Prior to September 24, 2004, the Company had no operations. The above transaction has been accounted for as an acquisition by the Company on September 24, 2004, and as such, the operations of EDT subsequent to September 24, 2004, are included in the accompanying financial statements.
The Company is engaged in the production and sale of electronic stun devices for the control of, and to provide temporary incapacitation of, potentially dangerous persons.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, EDT, and have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. All intercompany transactions and account balances have been eliminated in consolidation.
Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.
Estimates
The preparation of financial statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.
Inventories
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at December 31, 2005 and 2004:

	December 31,	December 31,
	2005	2004
Raw Materials and Work-in Progress	$175,882	$41,300
Ammunition	—	18,968
Finished Goods	23,883	17,894

	$199,765	$78,162

Furniture and Equipment
Furniture and equipment are stated at cost net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from two and one half to five years. Items acquired in connection with the acquisition of EDT were recorded at estimated fair values. At December 31, 2005 and 2004, furniture and equipment consisted of the following:

		December 31,	December 31,
	Useful Life	2005	2004
Furniture	5 Years	$18,070	$5,813
Machinery	3 Years	87,059	—
Mold For Stun Gun	2.5 Years	237,532	95,581
Computers and Equipment	3 Years	25,412	4,774

		368,073	106,168
Accumulated Depreciation		(14,685)	(404)

		$353,388	$105,764

(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Long-Lived Assets
The Company routinely evaluates the carrying value of its long-lived assets. The Company would record an impairment loss when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. The Company has not recognized any impairment charges.
Deferred Compensation
Compensation for services is accounted for under APB Opinion 25 “Accounting For Stock Issued to Employees”. The cost of compensation is measured by the quoted market price of the stock grant at the measurement date less the amount, if any, that the employee is required to pay. The compensation cost is amortized over the period of employee service, which must be performed in order to earn the award. The amount of any unamortized cost is shown in the balance sheet as deferred compensation in the equity section.
Revenue Recognition
The Company recognizes revenue when delivery of the product has occurred or services have been rendered, title has been transferred, the price is fixed and collectibility is reasonably assured. Sales of goods are final, with no right of return.
Cost of Goods Sold
Costs of goods sold include manufacturing costs, including materials, labor and identifiable overhead related to finished goods and components.
Advertising
Advertising and marketing costs are expensed as incurred. During the year ended December 31, 2005 and the period from September 24, 2004 to December 31, 2004, advertising costs were $170,661 and $36,543, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. During the year ended December 31, 2005 and the period from September 24, 2004 to December 31, 2004, research and development costs were $1,363,059 and $55,935, respectively.
(Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Concentrations of Credit Risk and Fair Value of Financial Instruments
The Company has financial instruments that are exposed to concentrations of credit risk and consist of cash. The Company routinely maintains cash at certain financial institutions in amounts substantially in excess of FDIC insurance limits; however, management believes that these financial institutions are of high quality and the risk of loss is minimal. At December 31, 2005 the Company had cash balances in excess of the FDIC limit of $2,259,450.
Net (Loss) Per Share
Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive. The weighted average diluted shares would have been 15,761,136 and 13,089,031 at December 31, 2005 and 2004, respectively, had they not been anti-dilutive.
Income Taxes
The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.
Other Comprehensive Income
The Company has no material components of other income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Warranty Costs
The Company warrants its products against manufacturing defects for a period of one year. The Company assumed warranty coverage for products sold by EDT from September 24, 2003 thru September 24, 2004. For the period September 24, 2004 through December 31, 2005, the Company has had no warranty claims. The Company has no history of material warranty claim expenses and has not provided a liability for future warranty expense as of December 31, 2005, as it is management’s opinion that such liability is immaterial as of December 31, 2005. Once sales of the new stun guns commence, the Company expects to make an accrual for warranty claims based on sales.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement No. 123 (FAS 123R), “Share-Based Payment”, which requires companies to expense the estimated fair value of employee stock options and similar awards. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company beginning in the first quarter of 2006. The Company tentatively expects to adopt the provisions of FAS 123R using a modified prospective application. FAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards and awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation costs calculated for pro forma disclosure under FAS 123. At December 31, 2005, the Company had no unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123. The Company will incur additional expenses during any future year related to new awards granted after December 31, 2005 that cannot be quantified. The Company is in the process of determining how the guidance regarding the valuing share-based compensation as prescribed in FAS 123R will be applied to valuing share-based awards granted after December 31, 2005 and the impact that the recognition of compensation expense related to such awards will have on the Company’s consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock Based Compensation
The Company accounts for stock based compensation to employees using the intrinisic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation costs, if any are measured by as the excess of the fair value of the Company’s stock at the date of grant over the amount the employee must pay to acquire the stock. Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock Based Compensation, amended by SFAS 148 Accounting for Stock Based Compensation — Transition and Disclosure, established accounting and disclosure requirements using a fair value method of accounting for stock-based employee compensation: however, it allowed an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB 25. The Company has elected to continue to measure compensation under APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.
If the fair value of the stock options granted to employees during a fiscal year had been recognized as compensation expense on a straight-line basis over the vesting period of the grants, stock based compensation costs would have impacted our net income and earnings per common share for the year ended December 31, 2005 as follows. No options were issued to employees during the period from September 24, 2004 to December 31, 2004.

Year Ended
December 31, 2005
Net income as reported	$(10,085,529)
Add: stock based compensation costs included in reported net income	1,550,000
Deduct: stock based compensation costs, under SFAS 123	(2,028,100)

Pro forma net income	$(10,563,629)

Year Ended
December 31, 2005
Per share information Basic, as reported	$(0.67)
Basic, pro forma	$(0.70)
Diluted, as reported	$(0.67)
Diluted, pro forma	$(0.70)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The fair value of stock based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the year ended December 31, 2005.

Year Ended
December31, 2005
Estimated fair value	$14.47
Expected life (years)	4.64
Risk free interest rate	4.21%
Volatility	139%
Dividend yield	0
Fair Value of Financial Instruments
The carrying amount for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their immediate or short-term maturities. The fair value of notes payable approximates fair value because of the market rate of interest on the debt.
Reclassification
Certain reclassifications have been made to previous reported amounts, so that the prior years presentation is comparative with the current presentation.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 3: INTANGIBLE ASSETS
Intangible assets consist of the following at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Patent for Stun Gun	$2,672,620	$2,672,620
Patent for Camera	430,000	430,000

	3,102,620	3,102,620
Accumulated Amortization	(381,813)	—

	$2,720,807	$3,102,620

The intangibles are amortized over the estimated life of seven years, beginning the first quarter of 2005. No amortization was recorded as of December 31, 2004 because no products for which these patents pertain had been produced for sale as of December 31, 2004.
Estimated amortization for intangible assets is as follows:

Year	Amount
2006	$443,231
2007	443,231
2008	443,231
2009	443,231
2010	443,231
Thereafter	504,652

$2,720,807

NOTE 4: OPERATING LEASES
The Company has entered into operating leases for office and warehouse space, which runs through November of 2008. Rent expense was $77,390 and $8,460 during the year ended December 31, 2005 and the period September 24, 2004 to December 31, 2004, respectively.
Future minimum lease payments under operating leases as of December 31, 2005 are $85,782 in 2006, $77,782 in 2007 and $71,782 in 2008.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 5: COMMITMENTS
As of December 31, 2004, the Company had committed to purchase 10,000 stun guns for a total of $1,265,700, of which $100,000 was paid in late December 2004, leaving a commitment of $1,165,700. During the first quarter of 2005, the Company paid an additional $168,375 of the commitment. Upon delivery of a partial order of stun gun parts, the parts were determined to be defective. During March 2005, the Company wrote off the $268,375 cost incurred and terminated its commitment and, accordingly, is no longer obligated for the balance of the commitment.
NOTE 6: EMPLOYMENT AGREEMENTS
On December 30, 2004, the Company entered into a two year employment agreement (“Agreement”) with Roy C. Cuny to become president and chief executive officer of the Company, effective January 5, 2005. As a sign on bonus, Mr. Cuny received an option which immediately vested on December 30, 2004, to acquire 500,000 shares of common stock of the Company valued at $7,520,000 which was charged to operations, as of December 30, 2004, as employee acquisition expense.
On January 19, 2005, the Company entered into an employment agreement with Christopher Killoy to become the vice president of sales and marketing. The agreement provides for a salary of $175,000 per year. The Company also granted Mr. Killoy an option to purchase 50,000 shares of the Company’s common stock at $1.00, which options vest 25,000 shares on July 19, 2006 and 25,000 shares on July 19, 2007. The fair value of the 50,000 share option was estimated to be $1,550,000 using the Black-Scholes method with the following assumptions: expected life of one and one half (1.5) years, risk free interest rate of four and one half percent (4.5%), volatility ninety-five percent (95%) and dividend yield zero percent (0%).
During February and March of 2005, the employment agreements with Mr. Cuny and Mr. Killoy were terminated. The Company agreed to pay $719,346 as termination costs for the two employment contracts. Upon the expiration of 30 days after Mr. Cuny’s and Mr. Killoy’s termination, their stock options expired.
NOTE 7: CAPITAL STOCK TRANSACTIONS
The authorized capital common stock of the Company is 50,000,000 shares of common stock at $0.001 par value per share of which 11,000,000 shares of stock had been issued from the period July 2, 1996 until December 31, 2003 for various services rendered and stock sales.
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 7: CAPITAL STOCK TRANSACTIONS (CONTINUED)
On September 24, 2004, the Company issued 9,750,000 shares of the Company’s common stock in exchange for 100% of Electronic Defense Technologies, LLC (“EDT”). In connection with the acquisition, the Company received 10,000,000 of its previously issued and outstanding shares for cancellation. The 9,750,000 shares were valued at $474,300, consisting of the cash and note payable to the former owners of EDT for the initial purchase of 95% of EDT in the amount of $450,000 plus the value of 500,000 shares of common stock issued for the remaining 5% of EDT valued at $24,300.
Between September 24, 2004 and December 31, 2004, the Company sold 3,222,000 shares of common stock for $10,900,000, less expense of $665,035.
During November and December of 2004, the Company issued a total of 100,000 shares of common stock for patents pertaining to the projectile stun guns and a miniature camera. These shares were recorded at the market value quoted in the pink sheets as of the date of issuance ($1,742,500). The recipient of 75,000 of the 100,000 shares issued had the right to rescind the transaction if a registration statement was not effective by the Company as of a specific date. As a result of this redeemable feature, the 75,000 shares of common stock was classified as “Redeemable Common Stock” with a liquidation value of $1,387,500 (the value assigned to the stock on issuance at December 31, 2004. On November 14, 2005, when the registration statement became effective, the individual no longer had the right to rescend the transaction, so the 75,000 shares were taken out of Redeemable Common stock and shown as issued common stock.
Between September 24, 2004 and December 31, 2004, the Company issued 921,500 shares of common stock for various services received by the Company. Shares issued before November 12, 2004 were valued at $0.36 to $0.40 per share (the same price for which stock was sold for cash on September 24, 2004). Shares issued after November 11, 2004 (the date the Company’s common stock began to be listed on the pink sheets) were valued at the closing price quoted in the pink sheets. These shares were valued at $726,200 as of the date of issuance.
The Company issued 10,000 shares of its common stock as settlement of a note payable plus accrued interest in the amount of $106,943 in December of 2004. This stock was valued at the balance of the note plus accrued interest.
On December 30, 2004, the Company granted the prospective president and chief executive officer of the company an option to acquire 500,000 shares of the Company’s common stock at $1.00 per share. The option vested immediately and was exercisable at any time before December 30, 2007. Since the individual was not an employee at the time of grant, the fair value of such stock option, $7,520,000, (calculated using the Black Scholes model) was charged to expense with a corresponding credit to additional paid-in-capital. The following assumptions were used in the Black Scholes model: estimated fair value $15.04, expected life 1 year; risk free interest rate of 4.5%, expected volatility 95% and 0% dividend yield. This option expired in March 2005 after its recipient was terminated in February, 2005.
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 7: CAPITAL STOCK TRANSACTIONS (CONTINUED)
On September 24, 2004, the Company granted a stock option to an individual to acquire 250,000 shares of the Company’s common stock at par value ($0.001). The option vested immediately and is exercisable at any time before September 23, 2007. The fair value of such stock option, $12,500, (calculated using the Black Scholes model) has been credited to additional paid-in-capital with a corresponding charge to operations. The following assumptions were used in the Black Scholes model: Estimated fair value
$0.0486, expected life 2 years; Risk free interest rate 4.5%, expected volatility 95% and 0% dividend yield.
On January 19, 2005, the Company granted an employee an option to purchase 50,000 shares of the Company’s stock at $1.00 per share. The option was fully vested upon termination of the employee in March of 2005. The fair value of the 50,000 share option ($1,550,000) (calculated using the Black-Scholes method) has been charged to expense, with a corresponding credit to additional paid-in-capital during March of 2005. The following assumptions were used in the Black-Scholes model; estimated fair value $31, expected life 1.5 years, risk free interest rate of 4.5%, expected volatility 95% and 0% dividend yield. Upon the passing of 30 days after the employee left the Company in March of 2005, the options expired.
In connection with the sale of 2,000,000 shares of the Company’s common stock, the Company issued to the investors, warrants to purchase 1,000,000 shares of the Company’s common stock at $7.50 per share. The warrants are exercisable through September 24, 2009. The number of warrants is subject to adjustment upon certain events, including stock splits, stock dividends or subsequent equity sales. The holder of the warrants shall not have the right to exercise any portion of the warrant to the extent that after giving effort to such issuance after exercise, the holder would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such issuance. The investors were also granted registration rights, and the Company was required to file a registration statement. Per the terms of the Registration Rights Agreement (“Agreement”), if the Company did not have an effective registration statement by May 27, 2005, and the Company was required to pay the investors an amount in cash, as partial liquidated damages of $964,343.
In connection with the capital raised in December 2004, the Company issued the underwriters warrants, exercisable within five years, to acquire 200,000 shares of the Company’s common stock at $7.50 per share.
Effective March 31, 2005, the Company granted to its new Chief Financial Officer (“CFO”) 175,000 shares of the Company’s common stock. The shares are issuable after October 1, 2005 at the option of the CFO. The shares were valued at $1,925,000 ($11 per share, the price quoted in the pink sheets) on March 31, 2005. The cost of the shares was amortized over a period of 6 months since the shares were issuable only after October 1, 2005, at the CFO’s election. The grant was mutually cancelled after the vesting date, and the grant is no longer effective.
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 7: CAPITAL STOCK TRANSACTIONS (CONTINUED)
At December 31, 2005, the Company has 1,450,000 warrants outstanding to acquire shares of the Company’s common stock at prices ranging from $.001 to $7.50 per share.
NOTE 8: INCOME TAXES
There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions. The Company has not recorded an income tax benefit for the losses incurred because it is not more likely than not that any deferred tax asset is realizable. A reconciliation of the provisions (benefit) for income taxes, which amounts are determined by applying the statutory federal income tax rate to loss before income taxes, is as follows:

		Period From
	For the Year Ended	September 24, 2004 to
	December 31, 2005	December 31, 2004
Benefit for Income Taxes Computed Using the Statutory Rate of 34%	$(3,429,080)	$(3,002,359)
Difference Between Book Expense and Tax Expense of Charges for Stock Issued for Services	1,071,372	2,650,747
Other	1,548	275
Change in Valuation Allowance	2,356,160	351,337

Income Tax Benefit	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31, 2005	December 31, 2004
Deferred Tax Assets:
Net Operating Loss Carryforward	$2,707,497	$351,337
Valuation Allowance	(2,707,497)	(351,337)

Net Deferred Tax Asset	$—	$—

(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 8: INCOME TAXES (CONTINUED)
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2005, the Company had net operating loss carryforwards of approximately $6,900,000 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2019. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.
NOTE 9: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and administrative expenses, other includes the following:

		For the Period
		September 24,
		2004 to
	For the Year Ended	December 31,
	December 31, 2005	2004
Stock issued for services	$—	$345,340
Legal fees	594,356	479,698
Liquidated damages to investors	964,343	—
Insurance	566,824	—
Shareholder and public relations	265,561	8,910
Other	561,185	297,355

	$2,952,269	$1,131,303

NOTE 10: NOTE PAYABLE
The note payable at December 31, 2005 consists of a note payable to a premium finance company in the amount of $267,635 for premiums related to directors and officers insurance. The note is due in monthly installments including interest, of $90,107 through April 1, 2006.
NOTE 11: NOTES PAYABLE TO RELATED PARTIES
Notes payable at December 31, 2005 and 2004, consisted of two notes of $31,250 each to the two major shareholders. The notes bear interest at 4% per annum and are due on demand. The two shareholders have the right to receive payment of the note and accrued interest in common stock of the Company at a conversion rate of $0.40 per share. As of December 31, 2005, if the shareholders demand payment in stock, the Company would be obligated to issue 157,852 shares of common stock to the two major shareholders.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 12: ACCRUED LIABILITIES
Accrued liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Accrued Professional Fees	$—	$138,158
Accrued Payroll Liabilities	52,351	172,793
Accrued Invoices	—	75,326
Accrued Liabilities for Camera Patent	—	75,000
Accrued Financing Fees	—	30,000
Accrued Interest	3,250	641
Accrued Severance Cost	60,976	—
Other Accruals	59,420	—

	$175,997	$491,918

NOTE 13: STOCK OPTION/BONUS PLAN
On April 14, 2005, the Company adopted the 2005 Stock Option/Bonus Plan (“Plan”). The Plan provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants, and non-employee directors of the Company. The Company has reserved 2,000,000 shares of common stock for future issuance under the Plan. As of December 31, 2005 there remains 1,910,000 shares which may be issued under the plan.
The purpose of the Plan generally is to retain and attract persons of training, experience, and ability to serve as employees of the company and its subsidiaries and to serve as non-employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.
The Plan is administered by the Compensation Committee of the board of directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and the manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the grant date), the number of shares, and all of the terms of the awards. The Company may at any time amend or terminate the Plan. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of an amendment to the Plan is necessary only when required by applicable law or stock exchange rules.
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 13: STOCK OPTION/BONUS PLAN (CONTINUED)
The following summarizes stock option activity under the Plan and related information as of December 31, 2005:

		Weighted Average
	Shares	Exercise Price
Outstanding beginning of year	—	—
Granted	90,000	5.82
Exercised	—	—
Cancelled	—	—

Outstanding end of year	90,000	5.82

Exercisable end of year	90,000	5.82

NOTE 14: LITIGATION
Stinger is a party in Case Number 3:04CV620K styled Taser International, Inc. v. Stinger Systems, Inc. and Robert F. Gruder, pending in the United States District Court for the Western District of North Carolina. In the suit, Taser asserts a claim for false advertising under 15 U.S.C. Section 1125(a) and seeks injunctive relief, monetary damages in an unspecified amount, trebling of damages, attorneys fees and destruction of certain advertising material. Based upon a review of the pleading, it is Stinger’s management’s opinion that Taser’s claims center around the allegation that the Stinger stun gun does not exist and therefore Stinger’s statements about its existence and capabilities are false and misleading and inasmuch as Stinger has demonstrated its Stinger stun gun on several occasions. It is Stinger’s management’s opinion that Stinger will prevail in the lawsuit. Stinger has moved to dismiss Taser’s claims, responded to the allegations and counter sued Taser for defamation. It is seeking monetary damages, punitive damages and attorney fees.
The Company has been responding to an investigation by the Securities and Exchange Commission (“SEC”), which commenced in December 2004. In connection with the investigation, the Company has received a “Wells Notice” from the SEC indicating that the staff intends to recommend that the SEC institute an action against the Company, alleging that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 5(a), 5(c), and 17(a) of the securities Act of 1933. The proposed allegations relate to purported representations that the Company made about one of the Company’s products regarding when the Company would be shipping the product,
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 14: LITIGATION (CONTINUED)
the product’s status with the Bureau of Alcohol, tobacco, and Firearms, the performance of the product, and where the Company’s stock was trading. The allegations further related to the lack of registration for sales of stock in late 2004 made by three individuals who were not officers, directors, or employees of the Company. Under the Wells process established by the SEC, the Company is provided an opportunity to respond in writing before the staff makes a formal recommendation to the SEC regarding any action. The Company has responded to the Wells Notice and is fully cooperating with the SEC to resolve this matter as promptly as practicable. A judgement from this action adverse to the Company’s interests could jeopardize our business operations and exhaust the Company’s cash reserve and investors may lose their entire investment.
NOTE 15: SUMMARIZED QUARTERLY DATA (UNAUDITED)
The following information reflects all normal recurring adjustments that are in the opinion of management, necessary for a fair statement of the results of the interim periods.
The table below presents quarterly data for the year ended December 31, 2005:

	Three months ended
	March 31	June 30	September 30	December 31
Revenues	124,095	145,511	126,601	73,790
Loss from operations	(3,508,997)	(2,200,604)	(3,017,679)	(1,444,478)
Net Loss	(3,508,873)	(2,165,644)	(2,986,274)	(1,424,738)
Basic net loss per share	(0.23)	(0.38)	(0.20)	(0.10)
Diluted loss per share	(0.23)	(0.38)	(0.20)	(0.10)
NOTE 16: SUBSEQUENT EVENT
On January 26, 2006 the Company granted 500,000 stock options to two employees. The fair value of these grants is $1,280,000. The fair value of these options will be charged to expense as called for under FAS 123R over the vesting period of the option (approximately $1,159,000 in 2006 and $121,000 in 2007).
NOTE 17: ACQUISITIONS
On September 24, 2004, agreements were reached between Stinger Systems, Inc. (formerly United Consulting Corporation) (“Stinger”), Electronic Defense Technology, LLC (“EDT”), EDT Acquisition,
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 17: ACQUISITIONS (CONTINUED)
LLC (“EDTA”), Mr. Richard Bass (owner of 100% of the member interest in EDT) (“Bass”), and Mr. Robert F. Gruder and Mr. T. Yates Exley (owners of 100% of the member interest in EDTA). The agreements enabled EDTA to acquire a 95% ownership interest in EDT in exchange for a combination of notes payable and cash of $450,000. Subsequent to the purchase by EDTA, EDTA and Bass exchanged their 100% ownership interest in EDT for 9,750,000 share of Stinger’s $0.001 par value common stock.
The acquisition of EDT by EDTA was accounted for under the purchase method of accounting. Under this method, the assets acquired and the liabilities assumed were recorded at their fair values at September 24, 2004. The acquisition cost exceeded the values assigned to assets and liabilities acquired by $1,160,820. This amount was recorded as an intangible asset. Management has determined that the intangible asset value is related solely to the handheld projectile stun gun.
The acquisition of EDT by Stinger was accounted for as a reverse merger whereby the subsidiary was actually the acquirer; therefore, the carrying value of the assets and liabilities of EDT remained unchanged after the reverse merger. The 5% ownership interest in EDT not owned by EDTA was assigned a value of $24,300 and this value is included in the cost of the intangible assets.
The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
AT SEPTEMBER 24, 2004

Current Assets	$110,460
Equipment and Furniture	77,950
Other Assets	3,050

Total Assets Acquired	191,460

Current Liabilities	194,280
Long Term Debt	708,000

Total Liabilities Assumed	902,280

Excess of Liabilities Assumes Over Tangible Assets Acquired	710,820
Purchase Price
Cash	250,000
Note Payable	200,000
Common Stock Issuance	24,300

Total Intangible Asset Acquired	$1,185,120

(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004
NOTE 17: ACQUISITIONS (CONTINUED)
The Company acquired EDT to control the license for the right to sell the projectile stun gun. Even though EDT had assets (other than patents and technology) other than the license to sell the stun gun, the primary reason EDT was acquired was to acquire the license to sell the stun gun.
At the date of acquisition, EDT had a working prototype of the stun gun, which EDT was planning to market. The residual value was then assigned to the intangible asset related to the stun gun. Commercial sales are expected to begin in the second quarter of 2006. The value assigned to the license was $1,185,120.
The Company acquired certain patents related to Remotely Activated Electrical Discharge Restraint Device Using Bicep Flexion of the Leg Restrain granted November 24, 1998 and Method and Apparatus For Implementing A Two Projectile Electrical Discharge Weapon granted June 10, 2003 from James F. McNulty, Jr., an unrelated party in exchange for $100,000 cash and 75,000 shares of the Company’s common stock. The patent acquired from McNulty was the patent on the projectile stun gun for which the license to manufacture and sell was acquired in the acquisition of EDT. The 75,000 shares of common stock were valued at $18.50 per share (the quoted pink sheet price on November 26, 2004). Total value of the stun gun patent at December 31, 2004 is $1,487,500.
The Company acquired Questek, a California Sole Proprietorship, from Joseph Valencic, an unrelated party, in exchange for $75,000 cash (which was not paid until January 6, 2005) and the issuance of 25,000 shares of the Company’s common stock. Questek’s only assets were intellectual property rights including a pending patent on a miniature camera, which the Company wanted as an attachment to the stun gun. At the date of acquisition Questek had a working prototype of the camera. Questek had no liabilities. The 25,000 shares of common stock issued were valued at $14.20 per share (the quoted pink sheet price on December 4, 2004). Total value of camera patent at December 31, 2004 is $430,000.
The Company has elected to amortize the intangible asset over an estimated life of seven (7) years beginning January 1, 2005. The value of the intangible assets is expected to be deductible for federal tax purposes.
(Continued)

STINGER SYSTEMS, INC.
PRO FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004
On September 24, 2004, agreements were reached between Stinger Systems, Inc. (formerly United Consulting Corporation) (“Stinger”), Electronic Defense Technology, LLC (“EDT”), EDT Acquisition, LLC (“EDTA”), Mr. Richard Bass (owner of 100% of the member interest in EDT) (“Bass”), and Mr. Robert F. Gruder and Mr. T. Yates Exley (owners of 100% of the member interest in EDTA). The agreements enabled EDTA to acquire a 95% ownership interest in EDT in exchange for a combination of notes payable and cash of $450,000. Subsequent to the purchase by EDTA, EDTA and Bass exchanged their 100% ownership interest in EDT for 9,750,000 share of Stinger’s $0.001 par value common stock.
The pro forma combined statement of operations for the year ended December 31, 2004 represents the results of operations of Electronic Defense Technology, LLC (the “Predecessor”) from January 1, 2004 to September 24, 2004, the date of acquisition and the result of operations of Stinger Systems, Inc. for the period from September 24, 2004 to December 31, 2004. There are no eliminating entries as each of the two companies were operating independently of one another prior to acquisition.
In combined results of operations for the year ended December 31, 2004 are not necessarily indicative of the results that may be expected in future years.

STINGER SYSTEMS, INC.
PRO FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004

	Electronic Defense
	Technology, LLC	The Company
	January 1, 2004 to	September 24, 2004 to
	September 24, 2004	December 31, 2004	Total
SALES	$198,981	$63,306	$262,287
COST OF PRODUCT SOLD	144,122	51,686	195,808

GROSS MARGIN	54,859	11,620	66,479

SELLING EXPENSES	—	45,348	45,348

GENERAL AND ADMINISTRATIVE EXPENSES Employee Salaries and Benefits	57,011	78,829	135,840
Employee Acquisition Costs	—	7,520,000	7,520,000
Other	165,136	1,131,303	1,296,439
Depreciation	20,520	404	20,924
Research and Development Costs	4,662	55,935	60,597

	247,329	8,786,471	9,033,800
LOSS FROM OPERATIONS	(192,470)	(8,820,199)	(9,012,669)
INTEREST EXPENSES	38,462	10,268	48,730

LOSS BEFORE INCOME TAXES	(230,932)	(8,830,467)	(9,061,399)
PROVISIONS FOR INCOME TAXES	—	—	—

NET LOSS	$(230,632)	$(8,830,467)	$(9,061,399)

NET LOSS PER SHARE Basic			$(0.72)

Diluted			$(0.72)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING Basic			12,640,900

Diluted			12,640,900