Form 10-Q
period 2006-03-31
STINGER SYSTEMS, INC
filed 2006-05-15
CIK 1306944

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number 000-51822
STINGER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	30-0296398 (I.R.S. Employer Identification Number)

2701 N. Rocky Point Drive, Suite 1130 Tampa, Florida	33607 (Zip Code)
(Address of principal executive offices)
(813) 281-1061
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 14,993,500 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of March 31, 2006.

STINGER SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS
Cash	$1,109,130	$2,408,556
Accounts Receivable, net of $1,800 allowance for uncollectible accounts in 2006 and 2005	50,124	32,591
Inventories, at cost	189,313	199,765
Prepaid Expenses and Other Current Assets	754,231	653,132

TOTAL CURRENT ASSETS	2,102,798	3,294,044

EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulated depreciation of $23,092 and $14,685 in 2006 and 2005	358,760	353,388

OTHER ASSETS
Intangible Assets, net of accumulated amortization of $477,264 and $381,813 in 2006 and 2005	2,625,356	2,720,807
Other Assets	6,711	6,711

TOTAL OTHER ASSETS	2,632,067	2,727,518

TOTAL ASSETS	$5,093,625	$6,374,950

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES

Accounts Payable	$729,336	$542,406
Accrued Liabilities	71,406	175,997
Insurance Note Payable	238,352	267,635
Notes Payable to Related Parties	62,500	62,500

TOTAL CURRENT LIABILITIES	1,101,594	1,048,538

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 14,993,500 Shares Issued and Outstanding at March 31, 2006 and December 31, 2005, respectively	14,994	14,994
Additional Paid-In-Capital	25,259,236	24,227,414
Retained Deficit	(21,282,199)	(18,915,996)

TOTAL STOCKHOLDERS’ EQUITY	3,992,031	5,326,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,093,625	$6,374,950

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
REVENUES
Sales	$118,138	$124,095
Cost of Product Sold	72,755	325,374

GROSS MARGIN (LOSS)	45,383	(201,279)

SELLING EXPENSES	72,071	50,700

GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	206,051	195,905
Employee Acquisition Cost	—	1,550,000
Employee Severance Cost	—	730,679
Other	1,842,323	631,131
Depreciation and Amortization	103,858	96,415
Research and Development	196,806	52,888

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,349,038	3,257,018

LOSS FROM OPERATIONS	(2,375,726)	(3,508,997)

INTEREST INCOME	15,958	757

INTEREST EXPENSE	(6,435)	(633)

LOSS BEFORE INCOME TAXES	(2,366,203)	(3,508,873)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(2,366,203)	$(3,508,873)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	14,993,500	15,003,500

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,366,203)	$(3,508,873)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Employee Acquisition Cost	—	1,550,000
Depreciation and Amortization	103,858	96,415
Stock Option Expense	1,031,822	—
Deferred Compensation Amortization	—	10,635
Changes in Operating Assets and Liabilities
Accounts Receivable	(17,533)	(46,327)
Inventory	10,452	(121,086)
Inventory Deposits	—	139,190
Prepaid Expenses	203,733	(259,247)
Other Assets	—	84
Accounts Payable	186,930	85,057
Accrued Liabilities	(104,591)	450,621

NET CASH USED IN OPERATING ACTIVITIES	(951,532)	(1,603,531)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(13,779)	(56,438)
Purchase of Patent	—	(75,000)

NET CASH USED IN INVESTING ACTIVITIES	(13,779)	(131,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on Notes Payable	(334,115)	—

NET CASH USED IN FINANCING ACTIVITIES	(334,115)	—

NET DECREASE IN CASH	(1,299,426)	(1,734,969)

CASH BALANCE, BEGINNING OF PERIOD	2,408,556	9,093,634

CASH BALANCE, END OF PERIOD	$1,109,130	$7,358,665

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
NON-CASH INVESTING AND FINANCING ACTIVITIES
Additional Paid-In-Capital from Deferred Compensation	—	1,925,000
Deferred Compensation from Stock Issued to an Employee	—	(1,925,000)
Prepaid Insurance	(304,832)	—
Insurance Note Payable	304,832	—

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$5,775	$—

Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements for Stinger Systems, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2005. Operating results for the quarter months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined by SFAS No. 131 “Disclosures About Enterprise and Related Information.”, therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.
Reclassifications
Certain reclassifications have been made to the 2005 consolidated financial statements in order to conform to the 2006 presentation.
Loss per Share
Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended March 31, 2006 and 2005 are 14,993,500 and 15,003,500, respectively. The total number of options and warrants to purchase 1,800,000 and 1,390,000 shares of common stock were outstanding at March 31, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

STINGER SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
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
NOTE 4: INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consisted to the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Raw Materials and Work-In Progress	$169,057	$175,882
Finished Goods	20,256	23,883

	$189,313	$199,765

NOTE 5: STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including stock option grants, based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal year 2006.
SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The value of the portion of the awarded that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The Company adopted SFAS 123(R) using the modified prospective transition method that requires the application of the accounting standard starting the first day of our fiscal year, January 1, 2006, without restatement of prior years. The Company’s unaudited Consolidated Financial Statements, as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). Stock-based compensations expense for the three months ended March 31, 2006 totaled $1,031,822. This stock-based compensation expense is related to the 510,000 stock options granted to employees and directors during the three months ended March 31, 2006, accounted for under SFAS 123(R). Stock options were granted at an exercise price equal to the Company’s stock price at the date of grant.

STINGER SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5: STOCK BASED COMPENSATION (Continued)
Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value based method, stock-based compensation expense for employee stock options was recognized in the Company’s Consolidated Financial Statements as the difference in the exercise price of the option and the Company’s stock price at the date of grant.
The Company has selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for stock-based awards.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in 2005:

Three Months Ended
March 31, 2005
Net loss as reported	$(3,508,873)
Deduct: stock based compensation costs, Net of taxes under SFAS 123	(2,750)

Pro forma net income loss	$(3,511,623)

Three Months Ended
March 31, 2005
Per share information:
Basic, as reported	$(0.23)
Basic, pro forma	(0.23)

Diluted, as reported	(0.23)
Diluted, pro forma	(0.23)
The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Estimated fair value	$2.95	$31.05
Expected life (years)	2.50	1.25
Risk free interest rate	4.75%	4.50%
Volatility	140.0%	95.0%
Dividend yield	—	—

STINGER SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 6: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and Administrative Expenses — Other includes the following:

	Three Months Ended March 31,
	2006	2005
Legal and Professional Fees	$345,623	$89,648
Stock Option Expense	1,031,822	—
Insurance Expense	316,528	58,457
Other	148,350	483,026

	$1,842,323	$631,131

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the financial statements and related notes appearing in Item 1 of this Part I and the financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report of Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Forward-Looking Statements
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements concerning: (a) the timely development and acceptance of new products, (b) sources of supply and concentration of customers, (c) acceptance in the marketplace, establishment and expansion of our distribution channels, (d) endorsement of opinion leaders in the law enforcement community, (e) implementation risks of manufacturing automation, (f) risks associated with rapid technology change, (g) impact of media publicity, (h) dependence upon sole or limited source suppliers, (i) existing or potential lawsuits, (j) risks of governmental regulations, and (k) dependence upon key employees and other factors detailed in the Company’s filings with the SEC. These factors should not be considered exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the SEC.

Overview
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
     The Company recently began volume commercial production and shipment of the Stinger during the second quarter of 2006. The Company’s ability to generate future revenues is dependent upon the overall market reception of the Stinger product and the volume of production and sales that the Company is able to generate. The Company also expects to incur significant marketing costs over the next twelve months. It is possible that the Stinger will require further modifications even after commercial shipments commence.
     The Company uses third parties to manufacture components for its products and assemble the products. The Company is under no contractual obligation with these parties. Because the Stinger projectile stun gun is classified as a firearm and subject to various regulations of the U.S. Bureau of Alcohol, Tobacco, and Firearms (ATF), Company employees are generally located on the assembler’s site in order to maintain proper records and oversee production. While the Company hopes to manufacture the Stinger and its components in the United States, there can be no assurances that it will be able to do so. The Company believes that electronics are easily sourced throughout the world and the Company will continually seek best pricing and highest quality components for its products. The Company expects to continue handling the shipment of its products.
     The Company’s success will be dependent upon its ability to attract high quality distributors and manufacturer’s representatives to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record selling firearms to the law enforcement, correctional, and/or military community. The Company is unable to provide forecasts as to the number of Stingers it anticipates selling. As of March 31, 2006, the Company has contracts with eleven U.S. distributors, ten international distributors, and two U.S. manufacturers’ representative groups. The major terms of the contracts are: (a) an 18% discount for distributors and 7% commissions to manufacturer’s representatives; (b) non-exclusive territories; (c) termination upon 30 day notice and; (d) no maximum purchase requirements or sales goals. The Company has trained all its U.S. distributors and manufacturers representatives in the use of its products.

     Due to the limited sales volume of its existing products, the Company reported a net loss of $2,366,203 for the three months ending March 31, 2006 (net loss of $0.16 per share). In addition, the Company reported a net loss of $10,085,529 for the year ending December 31, 2005 (net loss of $0.67 per share) and a net loss of $8,830,467 for the year ending December 31, 2004 (net loss of $0.70 per share).
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
Results of Operations
     Revenues. Revenue decreased $5,957 or 4.8% to $118,138 for the first quarter 2006 compared to $124,095 for the first quarter of 2005 due to the limited sales volume of our existing products in the first quarter of 2006.
     Cost of Goods Sold. Cost of Goods Sold decreased $252,619 or 78% to $72,755 for the first quarter 2006 compared to $325,374 for the first quarter of 2005 due to an inventory write-off for obsolete raw materials in the Company’s inventory. The cost of production for the three months ended March 31, 2006, includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
     Gross Margin. Gross margin increased $246,662 to $45,383 for the first quarter 2006 compared to $(201,279) for the first quarter of 2005. The increase in gross profit was principally due to a decrease in the costs of goods sold in this quarter.
     Selling Expenses, and General and Administrative Expenses. Selling Expenses increased $21,371 for the first quarter 2006 based primarily on increased expenses related to our efforts to promote current products and the branding of the Stinger name. General and Administrative (G&A) expenses decreased $907,980 to $2,349,038 for the first quarter of 2006 compared to $3,257,018 for the first quarter of 2005. Employee costs decreased by $2,270,533 since we did not incur any employee acquisition costs and employee severance costs in the 2006 quarter. We did, however, incur stock based compensation expense of $1,031,822 related to the grant of stock options to our employees and directors as further explained in Note 5 in the Notes Consolidated Financial Statements. Additionally, other operating expenses for the three months ended March 31, 2006, include professional fees of $345,623, insurance expense in the amount of $316,528, and other costs in the amount of $148,350.
     Research and Development Expenses. Research and Development (R&D) expenses increased $143,918 to $196,806 for the first quarter of 2006, compared to $52,888 for the first quarter of 2005. The Company’s increase in R&D expenses is attributable to engineering costs associated with improving the design of the Stinger projectile stun gun and future generations of the projectile stun gun.
     Interest Income. Interest income increased $15,201 for the first quarter 2006 due to an increase in invested capital and current working capital.
     Net Loss. Net loss decreased by $1,142,670 to $(2,366,203) or $(0.16) per common share for the first quarter 2006 compared to a net loss of $(3,508,873) or $(0.23) per common share for the first quarter of 2005. This decreased loss was due primarily to a decrease in cost of goods sold as well as a decrease in employee expenses including severance costs in the first quarter of 2006, which were offset by an increase in the stock option expense due to the Company’s adoption of SFAS 123(R), increased research and development expenses, professional fees, and insurance expense.

Liquidity and Capital Resources
     Based on the Company’s current plans and market conditions, management does not believe that the Company’s existing cash and current operations will be sufficient to satisfy its anticipated cash requirements for the next twelve months. The Company, however, is unable to provide assurance that its planned levels of revenue, costs and expenses will be achieved. If the Company’s operating results fail to meet its expectations or if the Company fails to manage its inventory, accounts receivable or other assets, it will have a negative impact on the Company’s liquidity and the Company will be required to seek additional funding through public or private financings or other arrangements. In addition, due to the planned expansion of its product offerings, marketing efforts, channels and geographic presence, the Company may require additional working capital. If this were to occur, it is possible that adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on the Company’s business and results of operations.
     At March 31, 2006, the Company had working capital of approximately $1.0 million, including a cash balance of $1.1 million. These funds and working capital will be used to meet the Company’s operational and liquidity needs for the next twelve months. This represents a decrease in working capital of approximately $1.25 million from working capital of $2.25 million at December 31, 2005. This decrease is principally due to research and development efforts and engineering activities to improve the Stinger projectile stun gun, an increase in insurance expense, as well as increased professional fees and employee related expenses. Operating activities for the first quarter used cash of $951,532 and $1,603,531 during 2006 and 2005, respectively. The decrease in the negative cash flow from operating activities in the first quarter of 2006, as compared to 2005, was primarily due to a 78% decrease in the cost of product sold and a decrease of 28% in the general and administrative expenses (excluding depreciation and amortization).
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

     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of March 31, 2006, we have had no significant warranty claims on products sold. Once significant volume sales of our stun gun commence, we expect to make an accrual for warranty claims based on our sales volumes and warranty cost experience.
     Intangible Assets. We have substantial intangible assets. Our estimate of the remaining useful life of these assets and the amortization of these assets will affect our gain from operations. Since we do not have a method of quantifying the estimated number of units that may be sold, we have elected to amortize these intangibles over a seven year period beginning in the first quarter of 2005.
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
     Stock Options. We have a stock option plan under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. We account for grants to employees in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted with an exercise price equal to the quoted market value of our common stock at the date of grant, we recognize no stock compensation expense at the time of the grant in accordance with APB No. 25. If we were to adopt the fair value based method set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we would recognize compensation expense based upon the fair value at the grant date for awards under the plans. We have provided pro forma disclosures in the notes to our consolidated financial statements of our net loss and net loss per share as if we used the fair value method. As discussed more fully in Note 5 of the Notes to our Consolidated Financial Statements, as a result of the issuance of SFAS No. 123(R) in December 2004, we began to expense the fair value of our options as of January 1, 2006. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We account for equity instruments issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
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
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report and has concluded that there was no change that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
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
     During 2005, the closing sales price of our stock has ranged from $3.90 to $46.00. Our stock closed on March 31, 2006 at $2.50 per share.
Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.
The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.
In addition to the penny stock rules described above, the NASD (National Association of Securities Dealers Inc.) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.
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
     As of March 31, 2006, we had 14,993,500 shares issued and outstanding, 1,200,000 shares of common stock that could be issued upon the exercise of options, warrants, grants and convertible securities, and 600,000 shares that could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.
ITEM 3. Defaults Upon Senior Securities. Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders. Not applicable.
ITEM 5. Other Information. Not applicable.
ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STINGER SYSTEMS, INC.
(Registrant)

Date: May 15, 2006	/s/ Robert F. Gruder

Robert F. Gruder
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2006
/s/ David J. Meador

David J. Meador
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.