Form 10-Q
period 2006-06-30
STINGER SYSTEMS, INC
filed 2006-08-14
CIK 1306944

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 15,068,500 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of June 30, 2006.

STINGER SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS
Cash	$313,791	$2,408,556
Accounts Receivable, net of $1,800 allowance for uncollectible accounts in 2006 and 2005	38,353	32,591
Inventories, at cost	279,818	199,765
Prepaid Expenses and Other Current Assets	458,497	653,132

TOTAL CURRENT ASSETS	1,090,459	3,294,044

EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulated depreciation of $31,105 and $14,685 in 2006 and 2005	398,097	353,388

OTHER ASSETS
Intangible Assets, net of accumulated amortization of $572,715 and $381,813 in 2006 and 2005	2,529,905	2,720,807
Other Assets	11,664	6,711

TOTAL OTHER ASSETS	2,541,569	2,727,518

TOTAL ASSETS	$4,030,125	$6,374,950

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES

Accounts Payable	$1,159,233	$542,406
Accrued Liabilities	64,781	175,997
Insurance Note Payable	137,292	267,635
Notes Payable to Related Parties	62,500	62,500

TOTAL CURRENT LIABILITIES	1,423,806	1,048,538

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 15,068,500 and 14,993,500 Shares Issued and Outstanding at June 30, 2006 and December 31, 2005, respectively	15,069	14,994
Additional Paid-In Capital	25,702,098	24,227,414
Retained Deficit	(23,110,848)	(18,915,996)

TOTAL STOCKHOLDERS’ EQUITY	2,606,319	5,326,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,030,125	$6,374,950

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Sales	$110,751	$145,511	$228,890	$269,606
Cost of Product Sold	62,618	94,527	135,374	419,901

GROSS MARGIN (LOSS)	48,133	50,984	93,516	(150,295)

SELLING EXPENSES	66,404	107,377	138,475	158,077

GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	246,099	114,999	452,149	310,904
Employee Acquisition Cost	10,686	967,818	10,686	2,517,818
Employee Severance Cost	—	(11,333)	895	719,346
Other	1,256,696	557,040	3,098,124	1,188,171
Depreciation and Amortization	105,732	100,890	209,591	197,305
Research and Development	194,631	414,797	391,438	467,685

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,813,844	2,144,211	4,162,883	5,401,229

LOSS FROM OPERATIONS	(1,832,115)	(2,200,604)	(4,207,842)	(5,709,601)

INTEREST INCOME	7,432	35,870	23,389	36,627

INTEREST EXPENSE	(3,965)	(910)	(10,399)	(1,543)

LOSS BEFORE INCOME TAXES	(1,828,648)	(2,165,644)	(4,194,852)	(5,674,517)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,828,648)	$(2,165,644)	$(4,194,852)	$(5,674,517)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.12)	$(0.14)	$(0.28)	$(0.38)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	15,031,000	14,998,500	15,014,929	15,000,643

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,194,852)	$(5,674,517)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Employee Acquisition Cost	—	1,550,000
Depreciation and Amortization	209,591	197,305
Stock Option Expense	1,307,885	—
Stock Issued for Services	166,875	—
Deferred Compensation Amortization	—	967,818
Loss on Sale of Asset	3,381	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(5,762)	(35,754)
Inventory	(80,053)	(156,721)
Inventory Deposits	—	139,190
Prepaid Expenses	505,767	(156,480)
Other Assets	(11,253)	(5,577)
Accounts Payable	616,827	110,504
Accrued Liabilities	(111,217)	311,299

NET CASH USED IN OPERATING ACTIVITIES	(1,592,811)	(2,752,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(67,936)	(93,260)
Purchase of Patent	—	(75,000)
Proceeds from Sale of Asset	1,157	—

NET CASH USED IN INVESTING ACTIVITIES	(66,779)	(168,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of Common Stock	—	(50,000)
Payment on Notes Payable	(435,175)	—

NET CASH USED IN FINANCING ACTIVITIES	(435,175)	(50,000)

NET DECREASE IN CASH	(2,094,765)	(2,971,193)

CASH BALANCE, BEGINNING OF PERIOD	2,408,556	9,093,634

CASH BALANCE, END OF PERIOD	$313,791	$6,122,441

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
NON-CASH INVESTING AND FINANCING ACTIVITIES
Additional Paid-In Capital from Deferred Compensation	—	1,925,000
Deferred Compensation from Stock Issued to an Employee	—	(1,925,000)
Prepaid Insurance	(304,832)	—
Insurance Note Payable	304,832	—

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$9,066	$—

Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements for Stinger Systems, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2005. Operating results of as June 30, 2006 for the three-month and six-month periods then ended are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
Loss per Share
Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of shares of common stock outstanding for the three month period ended June 30, 2006 and June 30, 2005 was 15,031,000 and 14,998,500, respectively. The weighted average number of shares of common stock outstanding for the six-month period ended June 30, 2006 and 2005 was 15,014,929 and 15,000,643, respectively. Options and warrants to purchase 2,300,000 and 1,390,000 shares of common stock were outstanding at June 30, 2006 and 2005, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.
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

STINGER SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 4: INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Raw Materials and Work-In Progress	$212,632	$175,882
Finished Goods	67,186	23,883

	$279,818	$199,765

NOTE 5: STOCK BASED COMPENSATION
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including stock option grants, based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), for periods beginning in fiscal year 2006.
SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method that requires the application of the accounting standard starting on January 1, 2006, without restatement of prior years. The Company’s unaudited Consolidated Financial Statements, as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and six months ended June 30, 2006 totaled $276,062 and $1,307,884, respectively. This stock-based compensation expense is related to the 85,000 and 595,000 stock options granted to employees and directors during the three and six months ended June 30, 2006, respectively, accounted for under SFAS 123(R). Stock options were granted at an exercise price equal to the Company’s stock price at the date of grant.
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

STINGER SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 5: STOCK BASED COMPENSATION (Continued)
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) in 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(2,165,644)	$(5,674,517)
Deduct: stock based compensation costs, Net of taxes under SFAS 123	(90,343)	(93,093)

Pro forma net income loss	$(2,255,987)	$(5,767,610)

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Per share information:
Basic, as reported	$(0.14)	$(0.38)
Basic, pro forma	$(0.15)	$(0.38)

Diluted, as reported	$(0.14)	$(0.38)
Diluted, pro forma	$(0.15)	$(0.38)
The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Estimated fair value	$1.47	$8.04	$2.74	$22.40
Expected life (years)	2.50	2.50	4.64	4.38
Risk free interest rate	4.08%	4.05%	4.65%	4.33%
Volatility	116.6%	178.0%	136.4%	126.0%
Dividend yield	—	—	—	—

STINGER SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 6: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and Administrative Expenses — Other includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Legal and Professional Fees	$320,782	$140,244	$666,404	$229,892
Stock Option Expense	276,062	—	1,307,885	—
Stock Issued for Services	166,875	—	166,875	—
Insurance Expense	322,111	68,682	638,640	127,139
Other	170,866	348,114	318,320	831,140

	$1,256,696	$557,040	$3,098,124	$1,188,171

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the financial statements and related notes appearing in Item 1 of this Part I and the financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Forward-Looking Statements
          The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements concerning: (a) the timely development and acceptance of new products, (b) sources of supply and concentration of customers, (c) acceptance in the marketplace, establishment and expansion of our distribution channels, (d) endorsement of opinion leaders in the law enforcement community, (e) implementation risks of manufacturing automation, (f) risks associated with rapid technology change, (g) impact of media publicity, (h) dependence upon sole or limited source suppliers, (i) existing or potential lawsuits, (j) risks of governmental regulations and (k) dependence upon key employees and other factors detailed in the Company’s filings with the SEC. These factors should not be considered exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the SEC.

Overview
Executive Summary
          We are in the business of producing and marketing less-lethal electronic restraint products to law enforcement, correctional facilities, professional security and military sectors. We purchased Electronic Defense Technologies, LLC (“EDT”) in September 2004 based on the anticipated value of the EDT licenses and patents, prototype projectile stun gun, existing product lines and track record in serving the law enforcement community. Our products include the Ultron II® handheld contact stun gun, the Ice-Shield electronic immobilization riot shield, and the Bandit / REACT system, an electronic immobilizing restraint. Our primary focus is the “Stinger” projectile stun gun and our success is largely dependent upon the commercialization of this product.
          Since the acquisition of EDT, we have extensively redesigned our projectile stun gun, now referred to as the Stinger, with the goal of providing a weapon with the feel and size of a traditional firearm, but offering a unique look that would not readily be confused with a traditional firearm. After the design was essentially completed, mold design and redesign of the electronics began. The electronics needed to be reduced to incorporate an overall smaller electronics package than existed in the predecessor gun, and to incorporate a number of additional features including data capture and display of the time and date of use, ambient temperature, duration of use and number of cycles fired. The Stinger shipped during the second quarter of 2006. Our ability to generate future revenues is dependent upon the overall market reception of the Stinger product and the volume of production and sales that we are able to generate. We also expect to incur significant marketing costs over the next twelve months. It is possible that the Stinger will require further modifications even after commercial shipments commence.
          During the third quarter of 2006, the Company anticipates introducing an additional projectile stun gun model to be called the WASP. The WASP will be a single cartridge projectile stun gun that is intended to compete directly with other single cartridge stun gun products. While the Stinger is intended primarily for law enforcement officials who require better target attainment, such as SWAT, tactical, and corrections, the WASP is aimed at day-to-day law enforcement professionals who have limited duty belt space, and therefore, prefer a smaller sized stun gun.
          We use third parties to manufacture components for our products and assemble the products. We are under no contractual obligation with these parties. Because the Stinger projectile stun gun is classified as a firearm and subject to various regulations of the U.S. Bureau of Alcohol, Tobacco, and Firearms (ATF), our employees are generally located on the assembler’s site in order to maintain proper records and oversee production. While we hope to manufacture the Stinger and its components in the United States, there can be no assurances that we will be able to do so. We believe that electronics are easily sourced throughout the world and we will continually seek best pricing and highest quality components for its products. We expect to continue handling the shipment of our products.
          Our success will be dependent upon our ability to attract high quality distributors and manufacturer’s representatives to market our products. To date, we have been able to attract distributors and manufacturer’s representative groups with a solid track record selling firearms to the law enforcement, correctional, and/or military community. We are unable to provide forecasts as to the number of Stingers we anticipate selling. As of June 30, 2006, we had contracts with thirteen U.S. distributors, eleven international distributors, and two U.S. manufacturers’ representative groups. The major terms of the contracts are: (a) an 18% discount for distributors and 7% commissions to manufacturer’s representatives; (b) non-exclusive territories; (c) termination upon 30 day notice and; (d) no maximum purchase requirements or sales goals. We have trained all our U.S. distributors and manufacturers representatives in the use of our products.
          Due to the limited sales volume of our existing products, we reported a net loss of $1,828,648 and $4,194,852 for the three and six months ending June 30, 2006, respectively (net loss of $0.12 and $0.28 per share, respectively). In addition, we reported a net loss of $10,085,529 for the year ending December 31, 2005 (net loss of $0.67 per share) and a net loss of $8,830,467 for the year ending December 31, 2004 (net loss of $0.70 per share).
          We, after the acquisition of EDT, required funds to support current operations and to provide future working capital. We have met our financial needs through our operations and through the sales of our securities. At the present time, we do not generate sufficient revenues from our operations to support our operating costs. Management believes that we will need additional outside sources of funding in the future to continue the production and promotion of our products.

Results of Operations
          Revenues. Revenue decreased $34,760 or 24% to $110,751 for the three months ended June 30, 2006 compared to $145,511 for the three months ended June 30, 2005 and $40,716 or 15% to $228,890 for the six months ended June 30, 2006 compared to $269,606 for the six months ended June 30, 2005. The decrease from 2005 to 2006 was due to the limited sales volume of our existing products in the second quarter of 2006.
          Cost of Goods Sold. Cost of Goods Sold decreased $31,909 or 34% to $62,618 for the three months ended June 30, 2006 compared to $94,527 for the three months ended June 30, 2005 and $284,527 or 68% to $135,374 for the six months ended June 30, 2006 compared to $419,901 for the six months ended June 30, 2005. The decrease from 2005 to 2006 was due to an inventory write-off in 2005 for obsolete raw materials in our inventory. The cost of production for the three months ended June 30, 2006, includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
          Gross Margin. Gross margin decreased $2,851 to $48,133 for the three months ended June 30, 2006 compared to $50,984 for the three months ended June 30, 2005 and increased $243,811 to $93,516 for the six months ended June 30, 2006 compared to $(150,295) for the six months ended June 30, 2005. The increase in gross margin for the six month period was principally due to a decrease in the costs of goods sold related to an inventory write-off for obsolete raw materials in 2005.
          Selling Expenses, and General and Administrative Expenses. Selling Expenses decreased $40,973 to $66,404 for the three months ended June 30, 2006 compared to $107,377 for the three months ended June 30, 2005 and $19,602 to $138,475 for the six months ended June 30, 2006 compared to $158,077 for the six months ended June 30, 2005. The decrease was based primarily on decreased expenses related to our efforts to promote current products and the branding of the Stinger name. General and Administrative (G&A) expenses decreased $330,367 or 15% to $1,813,844 for the three months ended June 30, 2006 compared to $2,144,211 for the three months ended June 30, 2005 and $1,238,346 or 23% to $4,162,883 for the six months ended June 30, 2006 compared to $5,401,229 for the six months ended June 30, 2005. Employee acquisition costs for the three months ended June 30, 2006 decreased by $957,132 to $10,686 compared to $967,818 for the three months ended June 30, 2005 and $2,507,132 to $10,686 for the six months ended June 30, 2006 compared to $2,517,818 for the six months ended June 30, 2005. The decrease from 2005 to 2006 was primarily due to employee acquisition costs and employee severance costs during 2005. We did, however, incur stock based compensation expense of $276,062 for the three months ended June 30, 2006 and $1,307,885 for the six months ended June 30, 2006 related to the grant of stock options to our employees and directors as further explained in Note 5 in the Notes to Financial Statements. Additionally, other operating expenses for the three months ended June 30, 2006, include legal and professional fees of $320,782, insurance expense in the amount of $322,111, expenses related to stock issued for services in the amount of $166,875, and other costs in the amount of $170,866 compared to legal and professional fees of $140,244, insurance expense in the amount of $68,682, and other costs in the amount of $348,114 for the three months ended June 30, 2005. Other operating expenses for the six months ended June 30, 2006, include legal and professional fees of $666,404, insurance expense in the amount of $638,640, expenses related to stock issued for services in the amount of $166,875, and other costs in the amount of $318,320 compared to legal and professional fees of $229,892, insurance expense in the amount of $127,139, and other costs in the amount of $831,140 for the six months ended June 30, 2005.
          Research and Development Expenses. Research and Development (R&D) expenses decreased $220,166 or 53% to $194,631 for the three months ended June 30, 2006, compared to $414,797 for the three months ended June 30, 2005 and $76,247 or 16% to $391,438 for the six months ended June 30, 2006 compared to $467,685 for the six months ended June 30, 2005. The Company’s decrease in R&D expense is attributable to the advanced stages of product development, and the accumulated engineering knowledge associated with improving the design of the Stinger projectile stun gun. The Company expects to have ongoing research and development costs associated with future generations of the projectile stun gun.
          Interest Income. Interest income decreased $28,438 to $7,432 for the three months ended June 30, 2006, compared to $35,870 for the three months ended June 30, 2005 and $13,238 to $23,389 for the six months ended June 30, 2006 compared to $36,627 for the six months ended June 30, 2005. The decrease from 2005 to 2006 was due to a reduction in working capital.

          Net Loss. Net loss decreased by $336,996 or 16% to $(1,828,648) or $(0.12) per common share for the three months ended June 30, 2006 compared to a net loss of $(2,165,644) or $(0.14) per common share for the three months ended June 30, 2005 and $1,479,665 or 26% to $(4,194,852) or $(0.28) per common share for the six months ended June 30, 2006 compared to a net loss of $(5,674,517) or $(0.38) per common share for the six months ended June 30, 2005. The improvement in the net loss was due primarily to a decrease in cost of goods sold, as well as a decrease in employee acquisition expenses and employee severance costs related to 2005. These expenses were offset by an increase in the stock option expense due to our adoption of SFAS 123(R) in 2006, increased research and development expenses, legal and professional fees, and insurance expense.
Liquidity and Capital Resources
          Based on our current plans and market conditions, management does not believe that our existing cash and current operations will be sufficient to satisfy our anticipated cash requirements for the next twelve months. We, however, are unable to provide assurance that our planned levels of revenue, costs and expenses will be achieved. If our operating results fail to meet our expectations or if we fail to manage our inventory, accounts receivable or other assets, it will have a negative impact on our liquidity and we will be required to seek additional funding through public or private financings or other arrangements. In addition, due to the planned expansion of our product offerings, marketing efforts, channels and geographic presence, we may require additional working capital. If this were to occur, it is possible that adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on our business and results of operations.
          At June 30, 2006, we had negative working capital of approximately $(333,000), including a cash balance of approximately $314,000. This represents a decrease in working capital of approximately $1.3 million from working capital of $1.0 million at March 31, 2006 and a cash balance of $1.1 million. This decrease in working capital is principally due to research and development efforts and engineering activities to improve the Stinger projectile stun gun and future generation projectile stun guns, and an increase in insurance expense, as well as increased legal and professional fees and employee related expenses. Operating activities for the six months ended used cash of $1,592,811 and $2,752,933 during 2006 and 2005, respectively. The decrease in the negative cash flow from operating activities during the six months ended June 30, 2006, as compared to 2005, was primarily due to a 68% decrease in the cost of product sold and a decrease of 24% in the general and administrative expenses (excluding depreciation and amortization).
          The long-term continuation of our business plan is dependent upon generation of sufficient revenues from our products to offset expenses. In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing, if available, and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on our current operations and our ability to achieve our intended long-term business objectives.
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

          Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of June 30, 2006, we have had no significant warranty claims on products sold. Once significant volume sales of our stun gun commence, we expect to make an accrual for warranty claims based on our sales volumes and warranty cost experience.
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
          Purchase Accounting. Our purchase accounting policy is to record any acquisitions in accordance with current accounting pronouncements and allocate the purchase price to the net assets. We evaluate the fair market values of tangible and intangible assets based on current market conditions, and financial and economic factors. Intangible assets are valued using several cash flow projection models and financial models to establish a baseline for their respective valuations. We valued our acquisition of the stun gun technology based on the competitive advantage the technology provides. These competitive advantages are analyzed in relation to the current market and may include valuation techniques, such as the cost to develop the technology, the cost of designing around the claims of the patent or technology, comparable transactions of like-kind patents or technology, and discounted cash flows of future incremental profits that may be generated. We valued our intangible assets, including our stun gun technology, utilizing the aforementioned techniques. We valued our stun gun technology by comparing current competitor’s revenue and assumed a 10% market penetration of this revenue. We also assumed a factor for the increase in the general use of this stun gun technology, the estimated economic life of this current technology of approximately seven years, and the anticipated profit margins that we believed was achievable. Our policy is to expense in-process research and development costs at acquisition.
          Stock Options. We have a stock option plan under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. Prior to January 1, 2005, we accounted for grants to employees in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted with an exercise price equal to the quoted market value of our common stock at the date of grant, we recognized no stock compensation expense at the time of the grant in accordance with APB No. 25. As discussed more fully in Note 5 of the Notes to our Consolidated Financial Statements, as a result of the issuance of SFAS No. 123(R) in December 2004, we began to expense the fair value of our options as of January 1, 2006. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We account for equity instruments issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.
          Limited Trading Market. Until February 22, 2006, our common stock was only traded on the Pink Sheets. An investment in a security quoted on the Pink Sheets is speculative and involves a high degree of risk. Many Pink Sheet securities are relatively illiquid, or “thinly traded,” which tends to increase price volatility. Illiquid securities are often difficult for investors to buy or sell without dramatically affecting the quoted price. In some cases, the liquidation of a position in a Pink Sheet security may not be possible within a reasonable period of time. Reliable information regarding issuers of Pink Sheet securities, their prospects, or the risks associated with the business of any particular issuer or an investment in the issuer’s securities may not be available. As a result, it may be difficult to properly value an investment in a Pink Sheet security. Pink Sheets is not a securities exchange or a broker-dealer. Pink Sheets is an electronic quotation and information service provided to registered broker-dealers to facilitate efficient transactions in Pink Sheet securities. Investors must contact an SEC registered broker-dealer that is a member of the National Association of Securities Dealers (NASD) to invest in a security quoted on the Pink Sheets. We used the Pink Sheet price to determine fair market value at the date of the respective transactions in order to value the transactions to best reflect the financial valuation of those parties involved in the transactions. Since February 23, 2006, our stock has been quoted on the OTC Bulletin Board.

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
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
          On December 17, 2004, Taser International filed a case against Stinger Systems, Inc. and its CEO, Robert Gruder. Stinger Systems is a party in Case Number 3:04CV620K styled Taser International, Inc. v. Stinger Systems, Inc. and Robert F. Gruder, pending in the United States District Court for the Western District of North Carolina. In the suit, Taser asserts a claim for false advertising under 15 U.S.C. Section 1125(a) and seeks injunctive relief, monetary damages in an unspecified amount, trebling of damages, attorneys fees and destruction of certain advertising material. Based upon a review of the pleading, Taser alleges that the Stinger projectile stun gun did not exist at the time Stinger made certain representations about the stun gun, and therefore Stinger Systems’ statements about its existence and capabilities are false and misleading. Stinger Systems moved to dismiss Taser’s claims, responded to the allegations and countersued Taser for defamation. Stinger Systems is seeking monetary damages, punitive damages and attorney fees.
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
          Since beginning operations in September 2004, we have sustained substantial operating losses. At the present time, we do not generate sufficient revenues to support our operating expenses. In addition, we expect the Company to continue its research and development expenses, as appropriate, to complete the advanced stages of product development, and ultimately realize value from the accumulated engineering knowledge associated with improving the design of the Stinger projectile stun gun. We expect to have ongoing research and development costs associated with future generations of its projectile stun guns.
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
          We will be devoting our capital and management efforts to the design, production and marketing of the Stinger projectile stun gun. There is no assurance that our current design will meet our targeted specifications and tolerances, or that we will be able to manufacture the Stinger stun gun on a timely basis at a competitive price. The initial design of the electrical components made the Stinger stun gun difficult and time consuming to assemble. Additionally, both the original mold for the Stinger stun gun and the mold for the ammunition needed to be redesigned to provide better fit and allow for mass production on an economical basis. While we are currently addressing these issues, failure to timely resolve these issues will delay the rollout of the Stinger stun gun. Failure to introduce the Stinger stun gun on a timely basis would have a material adverse effect on us and investors could lose their entire investment.

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
If third party manufacturers do not perform in a commercially reasonable manner, we may not be successful.
          We rely entirely on third parties to manufacture our products. We do not have long-term supply contracts with these third party manufacturers and instead work on an order-by-order basis. By not having long-term supply contracts, we run the risk that our current suppliers will opt to discontinue their relationship with us thereby interrupting the flow of products and significantly limiting our ability to operate our business. If alternative third party manufacturers could not be located in a timely manner, we would go out of business and investors would lose their entire investment.
          We own all of the rights, drawings, and intellectual property regarding schematics of the electronics of our products. Circuit board manufacturing and transformer winding companies are a common business throughout the world. We have already examined alternative sourcing and intend to eventually have multiple suppliers providing transformers and circuit boards when economies of scale merit such sourcing. We do not anticipate any business interruption if any of our suppliers could no longer supply or work with us on our terms.
Our primary competitor, Taser International Inc., has an established name in the marketplace with both distributors and the end-users of stun products.
          Taser International, Inc. is the dominant player in our industry. Taser has been able to successfully launch its products, and penetrate the marketplace. While we hope to design a product that is competitive with those offered by Taser, there is no assurance that we will be able to do so or that we will be able to successfully market such products if we are successful in designing them. Unless we are able to persuade distributors or manufacturer’s representatives and end-users of the competitiveness of our products, we will be unable to generate sufficient sales of our products to become viable. Further, Taser already has contracts with a number of distributors and end-users, who may be unwilling or unable to distribute or purchase our products, respectively.
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
          As noted above, the use of stun weapons has been associated with injuries, some serious and permanent, including death. While we are attempting to design the Stinger projectile stun gun to diminish the risk of injury, there can be no assurance that injuries will not occur from the use of the product. Such injuries could result in claims against us. Although we intend to maintain liability insurance for our products, there can be no assurance that the coverage limits of our insurance policies will be adequate. Claims brought against us, whether fully covered by insurance or not, will likely have a material adverse effect upon us.

We have been sued by Taser International, Inc. which could result in a judgment against us that could negatively impact our operations.
          We are a defendant in a lawsuit brought by Taser International, Inc. pending in the United States District Court for the Western District of North Carolina. In the suit, Taser principally asserts a claim for false advertising and seeks injunctive relief, monetary damages in an unspecified amount, trebling of damages, attorney’s fees and destruction of certain advertising material. A judgment in the suit adverse to our interests could jeopardize our business operations and exhaust our cash reserve and investors may lose their entire investment.
We have received a “Wells Notice” from the SEC.
          We have been responding to an investigation by the Securities and Exchange Commission (“SEC”), which commenced in December 2004. In connection with the investigation, we have received a “Wells Notice” from the SEC indicating that the staff intends to recommend that the SEC institute an action against us, alleging that we violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933. The proposed allegations relate to purported representations that we made about one of our products regarding when we would be shipping the product, the product’s status with the Bureau of Alcohol, Tobacco, and Firearms, the performance of the product and where our stock was trading. The allegations further related to the lack of registration for sales of stock in late 2004 made by three individuals who were not officers, directors, or employees of us. Under the Wells process established by the SEC, we were provided an opportunity to respond in writing before the staff makes a formal recommendation to the SEC regarding any action. We responded to the Wells Notice and are fully cooperating with the SEC to resolve this matter as promptly as practicable. A judgment from this action adverse to our interests could jeopardize our business operations and exhaust our cash reserve and investors may lose their entire investment.
Claims by others that our products infringed their patents or other intellectual property rights could adversely affect our financial condition.
          Any claim of patent or other proprietary right infringement brought against us would be time consuming to defend and would likely result in costly litigation, diverting the time and attention of our management. Moreover, an adverse determination in a judicial or administrative proceeding could prevent us from developing, manufacturing and/or selling some of our products, which could harm our business, financial condition and operating results. Claims against our patents may cost us significant expenses to defend and if our patents are not upheld, we may not be able to continue operations and investors may lose their entire investment.
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
          Our common stock is traded only on the OTC Bulletin Board and the Pink Sheets. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be different than might otherwise prevail if our common stock was quoted or traded on a national securities exchange such as the New York Stock Exchange, NASDAQ or the American Stock Exchange.
Our stock price has been volatile and your investment in our common stock could suffer a decline in value.
          Our common stock is quoted for trading only on the OTC Bulletin Board and the Pink Sheets. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:
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
          During 2005, the closing sales price of our stock has ranged from $3.90 to $46.00. Our stock closed on June 30, 2006 at $1.75 per share.

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.
          The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.
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
          Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and could make it more difficult for us to raise additional capital through the sale of equity securities and reduce the chances of persons who have invested in us of receiving a return on their investment. In addition, substantially all of the outstanding shares of our common stock are freely tradable or eligible for sale under Rule 144, subject to volume limitations.
Exercise of outstanding options, warrants and convertible securities will dilute existing shareholders and could decrease the market price of our common stock.
          As of June 30, 2006, we had 15,068,500 shares issued and outstanding, 1,620,000 shares of common stock that could be issued upon the exercise of options, warrants, grants and convertible securities and 680,000 shares that could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.

We likely will issue additional equity securities which will dilute your share ownership.
          We likely will issue additional equity securities through the exercise of options, grants, convertible notes, or warrants that are outstanding or may be outstanding, and possibly to raise capital. These additional issuances will dilute your share ownership.
Any short selling of our stock could depress the stock’s price and have a negative impact on the investments in us by our stockholders.
          Downward pressure on our stock price could result from the occurrence of any of the risk factors set forth herein as well as from other factors that relate generally to stocks that trade in the securities markets. Downward pressure on our stock could result in short sales of stock that could further depress the price. The further depression of the stock price could then encourage additional short selling with the end result being a downward spiral of our stock price. If short selling of our stock should commence in the market, the net effect could be an overall drop in share price thereby having a negative effect on any person owning shares of our stock.
We do not intend to pay any cash dividends on our common stock in the foreseeable future and, therefore, any return on your investment in our common stock must come from increases in the fair market value and trading price of our common stock.
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

STINGER SYSTEMS, INC.
(Registrant)

Date: August 14, 2006	/s/ Robert F. Gruder
Robert F. Gruder
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2006	/s/ David J. Meador
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