Form 10-Q
period 2006-09-30
STINGER SYSTEMS, INC
filed 2006-11-14
CIK 1306944

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51822
STINGER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0296398
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

2701 N. Rocky Point Drive, Suite 1130
Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 15,068,500 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of September 30, 2006.

STINGER SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS
Cash	$70,357	$2,408,556
Accounts Receivable, net of $1,800 allowance for uncollectible accounts in 2006 and 2005	50,884	32,591
Inventories, at cost	406,708	199,765
Prepaid Expenses and Other Current Assets	152,706	653,132

TOTAL CURRENT ASSETS	680,655	3,294,044

EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulated depreciation of $62,205 and $14,685 in 2006 and 2005	516,747	353,388

OTHER ASSETS
Intangible Assets, net of accumulated amortization of $668,165 and $381,813 in 2006 and 2005	2,434,454	2,720,807
Other Assets	11,496	6,711

TOTAL OTHER ASSETS	2,445,950	2,727,518

TOTAL ASSETS	$3,643,352	$6,374,950

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$1,327,535	$542,406
Accrued Liabilities	64,032	175,997
Insurance Note Payable	—	267,635
Notes Payable-Related Parties	562,500	62,500

TOTAL CURRENT LIABILITIES	1,954,067	1,048,538

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 15,068,500 and 14,993,500 Shares Issued and Outstanding at September 30, 2006 and December 31, 2005, respectively	15,069	14,994
Additional Paid-In Capital	25,860,744	24,227,414
Retained Deficit	(24,186,528)	(18,915,996)

TOTAL STOCKHOLDERS’ EQUITY	1,689,285	5,326,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,643,352	$6,374,950

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Sales	$109,843	$126,601	$338,733	$396,207
Cost of Product Sold	80,607	157,296	215,980	577,198

GROSS MARGIN (LOSS)	29,236	(30,695)	122,753	(180,991)

SELLING EXPENSES	28,087	105,583	166,563	263,641

GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	250,167	218,159	702,317	596,902
Employee Acquisition Cost	—	957,182	10,686	3,475,000
Employee Severance Cost	—	—	895	719,346
Other	558,520	1,032,230	3,656,644	2,152,580
Depreciation and Amortization	126,550	102,171	336,141	299,476
Research and Development	140,082	571,659	531,519	1,039,344

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,075,319	2,881,401	5,238,202	8,282,648

LOSS FROM OPERATIONS	(1,074,170)	(3,017,679)	(5,282,012)	(8,727,280)
INTEREST INCOME	1,401	35,164	24,790	71,791
INTEREST EXPENSE	(2,910)	(3,759)	(13,309)	(5,302)

LOSS BEFORE INCOME TAXES	(1,075,679)	(2,986,274)	(5,270,531)	(8,660,791)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,075,679)	$(2,986,274)	$(5,270,531)	$(8,660,791)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.20)	$(0.35)	$(0.58)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	15,068,500	14,993,500	15,031,000	14,998,500

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,270,531)	$(8,660,791)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	336,141	299,476
Stock Option Expense	1,466,530	—
Stock Issued for Services	166,875	1,550,000
Deferred Compensation Amortization	—	1,925,000
Loss on Sale of Assets	3,381	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(18,293)	(12,633)
Inventory	(206,943)	(100,621)
Inventory Deposits	—	139,190
Prepaid Expenses	736,804	(60,476)
Other Assets	(4,785)	(5,578)
Accounts Payable	931,408	281,296
Accrued Liabilities	(111,965)	361,289

NET CASH USED IN OPERATING ACTIVITIES	(1,971,378)	(4,283,848)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(217,685)	(208,983)
Purchase of Patent	—	(75,000)
Proceeds from Sale of Assets	1,157	—

NET CASH USED IN INVESTING ACTIVITIES	(216,528)	(283,983)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of Common Stock	—	(50,000)
Proceeds from issuance of Notes Payable	353,721	—
Payments on Insurance Notes Payable	(504,014)	(351,070)

NET CASH USED IN FINANCING ACTIVITIES	(150,293)	(401,070)

NET DECREASE IN CASH	(2,338,199)	(4,968,901)
CASH BALANCE, BEGINNING OF PERIOD	2,408,556	9,093,634

CASH BALANCE, END OF PERIOD	$70,357	$4,124,733

NON-CASH INVESTING AND FINANCING ACTIVITIES
Additional Paid-In Capital from Deferred Compensation	—	1,925,000
Deferred Compensation from Stock Issued to an Employee	—	(1,925,000)
Prepaid Insurance	(268,797)	(882,357)
Insurance Note Payable	268,797	882,357
Accounts Payable	(146,279)	—
Notes Payable-Related Parties	146,279	—

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$9,066	$3,360

Taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements for Stinger Systems, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2005. Operating results as of September 30, 2006 for the three-month and nine-month periods then ended are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
Loss per Share
Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of shares of common stock outstanding for the three month period ended September 30, 2006 and September 30, 2005 was 15,068,000 and 15,053,500, respectively. The weighted average number of shares of common stock outstanding for the nine-month period ended September 30, 2006 and 2005, was 15,031,000 and 14,998,500, respectively. Options and warrants to purchase 2,300,000 and 1,750,000 shares of common stock were outstanding at September 30, 2006 and 2005, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.
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
NOTE 4: INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(Unaudited)
Raw Materials and Work-In Progress	$332,952	$175,882
Finished Goods	73,756	23,883

	$406,708	$199,765

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
SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method that requires the application of the accounting standard starting on January 1, 2006, without restatement of prior years. The Company’s unaudited Consolidated Financial Statements, as of and for the three and nine months ended September 30, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three and nine months ended September 30, 2006 totaled $158,646 and $1,466,530, respectively. This stock-based compensation expense is related to zero and 595,000 stock options granted to employees and directors during the three and nine months ended September 30, 2006, respectively, accounted for under SFAS 123(R). Stock options were granted at an exercise price equal to the Company’s stock price at the date of grant.
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
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) in 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(2,986,274)	$(8,660,791)
Deduct: stock based compensation costs, Net of taxes under SFAS 123	(90,255)	(181,533)

Pro forma net income loss	$(3,076,529)	$(8,842,324)

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Per share information:
Basic, as reported	$(0.20)	$(0.58)
Basic, pro forma	$(0.21)	$(0.59)
Diluted, as reported	$(0.20)	$(0.58)
Diluted, pro forma	$(0.21)	$(0.59)
The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Estimated fair value	$2.74	$2.74	$2.74	$3.44
Expected life (years)	4.64	2.50	4.64	2.50
Risk free interest rate	4.65%	4.25%	4.65%	4.34%
Volatility	136.4%	93.0%	136.4%	95.0%
Dividend yield	—	—	—	—

NOTE 6: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and Administrative Expenses — Other includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Legal and Professional Fees	$204,374	$139,959	$870,777	$369,852
Stock Option Expense	158,646	—	1,466,530	—
Liquidated Damages to Investors	—	542,640	—	833,114
Insurance Expense	116,387	150,645	759,569	281,291
Other	79,113	198,986	559,768	668,323

	$558,520	$1,032,230	$3,656,644	$2,152,580

NOTE 7: NOTES PAYABLE-RELATED PARTIES
In September 2006, the Company issued a note payable to a related party for $500,000 in which the related party paid a vendor $146,279 on the Company’s behalf and the remaining proceeds of $353,721 were advanced to the Company. The terms of the note payable include a principal balance of $500,000, 10% interest per annum, and the note is due on demand.
Subsequently, in October 2006, the Company issued a note payable to the same related party for $200,000 in which the proceeds were advanced to the Company. The terms of the note payable include a principal balance of $200,000, 10% interest per annum, and the note is due on demand.
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
Forward-Looking Statements
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements concerning: (a) the timely development and acceptance of new products, (b) sources of supply and concentration of customers, (c) acceptance in the marketplace, establishment and expansion of our distribution channels, (d) endorsement of opinion leaders in the law enforcement community, (e) implementation risks of manufacturing automation, (f) risks associated with rapid technology change, (g) impact of media publicity, (h) dependence upon sole or limited source suppliers, (i) existing or potential lawsuits, (j) risks of governmental regulations and (k) dependence upon key employees and other factors detailed in the Company’s filings with the SEC. These factors should not be considered exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the SEC.

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
     Since the acquisition of EDT, we have extensively redesigned our projectile stun gun with the goal of providing a weapon with the feel and size of a traditional firearm, but offering a unique look that would not readily be confused with a traditional firearm. After the design was essentially completed, mold design and redesign of the electronics began. The electronics needed to be reduced to incorporate an overall smaller electronics package than existed in the predecessor gun, and to incorporate a number of additional features including data capture and display of the time and date of use, ambient temperature, duration of use and number of cycles fired. The Stinger S-400 shipped during the second quarter of 2006. Our ability to generate future revenues is dependent upon the overall market reception of the Stinger product and the volume of production and sales that we are able to generate. We also expect to incur significant marketing costs over the next twelve months. It is possible that the Stinger product lines will require further modifications even after commercial shipments commence.
     During the fourth quarter of 2006, the Company anticipates introducing an additional projectile stun gun model to be called the Stinger S-200. The Stinger S-200 will be a single cartridge projectile stun gun that is intended to compete directly with other single cartridge stun gun products. The Stinger S-200 is aimed at day-to-day law enforcement professionals who have limited duty belt space, and therefore, prefer a smaller sized stun gun.
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
     Our success will be dependent upon our ability to attract high quality distributors and manufacturer’s representatives to market our products. To date, we have been able to attract distributors and manufacturer’s representative groups with a solid track record selling firearms to the law enforcement, correctional, and/or military community. We are unable to provide forecasts as to the number of Stingers’ we anticipate selling. As of September 30, 2006, we had distribution agreements with fifteen U.S. distributors, eighteen international distributors, and two U.S. manufacturers’ representative groups. The major terms of the contracts are: (a) an 18% discount for distributors and 7% commissions to manufacturer’s representatives; (b) non-exclusive territories; (c) termination upon 30 day notice and; (d) no maximum purchase requirements or sales goals. We have trained all our U.S. distributors and manufacturers representatives in the use of our products.
     Due to the limited sales volume of our existing products, we reported a net loss of $1,075,679 and $5,270,531 for the three and nine months ending September 30, 2006, respectively (net loss of $0.07 and $0.35 per share, respectively). In addition, we reported a net loss of $10,085,529 for the year ending December 31, 2005 (net loss of $0.67 per share) and a net loss of $8,830,467 for the year ending December 31, 2004 (net loss of $0.70 per share).
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
Results of Operations
     Revenues. Revenue decreased $16,758 or 13% to $109,843 for the three months ended September 30, 2006 compared to $126,601 for the three months ended September 30, 2005 and $57,474 or 15% to $338,733 for the nine months ended September 30, 2006 compared to $396,207 for the nine months ended September 30, 2005. The decrease from 2005 to 2006 was due to the limited sales volume of our existing products in the third quarter of 2006.

     Cost of Goods Sold. Cost of Goods Sold decreased $76,690 or 49% to $80,607 for the three months ended September 30, 2006 compared to $157,296 for the three months ended September 30, 2005 and $361,218 or 63% to $215,980 for the nine months ended September 30, 2006 compared to $577,198 for the nine months ended September 30, 2005. The decrease from 2005 to 2006 was due to an inventory write-off in 2005 for obsolete raw materials in our inventory. The cost of production for the three months ended September 30, 2006, includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
     Gross Margin. Gross margin increased $59,931 to $29,236 for the three months ended September 30, 2006 compared to $(30,695) for the three months ended September 30, 2005 and increased $303,744 to $122,753 for the nine months ended September 30, 2006 compared to $(180,991) for the nine months ended September 30, 2005. The increase in gross margin for the nine month period was principally due to an increase in the costs of goods sold related to an inventory write-off for obsolete raw materials in 2005.
     Selling Expenses. Selling Expenses decreased $77,496 to $28,087 for the three months ended September 30, 2006 compared to $105,583 for the three months ended September 30, 2005 and $97,078 to $166,563 for the nine months ended September 30, 2006 compared to $263,641 for the nine months ended September 30, 2005. The decrease was based primarily on decreased expenses related to our efforts to promote current products and the branding of the Stinger name.
     General and Administrative Expenses. General and Administrative (G&A) expenses decreased $1,806,082 or 63% to $1,075,319 for the three months ended September 30, 2006 compared to $2,881,401 for the three months ended September 30, 2005 and $3,044,446 or 37% to $5,238,202 for the nine months ended September 30, 2006 compared to $8,282,648 for the nine months ended September 30, 2005. Employee acquisition costs for the three months ended September 30, 2006 decreased by $957,182 to $0 compared to $957,182 for the three months ended September 30, 2005 and $3,464,314 to $10,686 for the nine months ended September 30, 2006 compared to $3,475,000 for the nine months ended September 30, 2005. The decrease from 2005 to 2006 was primarily due to employee acquisition costs and employee severance costs during 2005. We did, however, incur stock based compensation expense of $158,646 for the three months ended September 30, 2006 and $1,466,530 for the nine months ended September 30, 2006 related to the grant of stock options to our employees and directors as further explained in Note 5 in the Notes to Financial Statements. Additionally, other operating expenses for the three months ended September 30, 2006, include legal and professional fees of $204,374, insurance expense in the amount of $116,387, expenses related to stock options in the amount of $158,646, and other costs in the amount of $79,113 compared to legal and professional fees of $139,959, insurance expense in the amount of $150,645, liquidated damages to investors in the amount of $542,640 and other costs in the amount of $198,986 for the three months ended September 30, 2005. Other operating expenses for the nine months ended September 30, 2006, include legal and professional fees of $870,777, insurance expense in the amount of $759,569, expenses related to stock options in the amount of $1,466,530, and other costs in the amount of $559,768 compared to legal and professional fees of $369,852, insurance expense in the amount of $281,291, liquidated damages to investors in the amount of $833,114 and other costs in the amount of $668,323 for the nine months ended September 30, 2005.
     Research and Development Expenses. Research and Development (R&D) expenses decreased $431,577 or 76% to $140,082 for the three months ended September 30, 2006, compared to $571,659 for the three months ended September 30, 2005, and $507,825 or 49% to $531,519 for the nine months ended September 30, 2006 compared to $1,039,344 for the nine months ended September 30, 2005. The Company’s decrease in R&D expense is attributable to the advanced stages of product development, and the accumulated engineering knowledge associated with improving the design of the Stinger projectile stun gun product line. The Company expects to have ongoing research and development costs associated with future generations of the projectile stun gun product line.
     Interest Income. Interest income decreased $33,763 to $1,401 for the three months ended September 30, 2006, compared to $35,164 for the three months ended September 30, 2005 and $47,001 to $24,790 for the nine months ended September 30, 2006 compared to $71,791 for the nine months ended September 30, 2005. The decrease from 2005 to 2006 was due to a reduction in working capital.
     Net Loss. Net loss decreased by $1,910,595 or 64% to $(1,075,679) or $(0.07) per common share for the three months ended September 30, 2006 compared to a net loss of $(2,986,274) or $(0.20) per common share for the three months ended September 30, 2005 and $3,390,260 or 39% to $(5,270,531) or $(0.35) per common share for the nine months ended September 30, 2006 compared to a net loss of $(8,660,791) or $(0.58) per common share for the nine months ended September 30, 2005. The improvement in the net loss was due primarily to a decrease in cost of goods sold, as well as a decrease in employee acquisition expenses and employee severance costs related to 2005. These expenses were offset by an increase in stock option expense due to our adoption of SFAS 123(R) in 2006, increased research and development expenses, legal and professional fees, and insurance expense.

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
     At September 30, 2006, we had negative working capital of approximately $(1,273,000), including a cash balance of approximately $70,000. This represents a decrease in working capital of approximately $940,000 from working capital of $(333,000) at June 30, 2006 and a cash balance of approximately $314,000. This decrease in working capital is principally due to research and development efforts and engineering activities to improve the Stinger projectile stun gun product line and future generation projectile stun guns, and an increase in insurance expense, as well as increased legal and professional fees and employee related expenses. Operating activities for the nine months ended used cash of $1,971,378 and $4,283,848 during 2006 and 2005, respectively. The decrease in the negative cash flow from operating activities during the nine months ended September 30, 2006, as compared to 2005, was primarily due to liquidated damages paid to investors, employee severance costs, and higher research and development expenses in 2005. The Company had a decrease of 57% in general and administrative expenses (excluding depreciation, amortization, and stock option expense).
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
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of September 30, 2006, we have had no significant warranty claims on products sold. Once significant volume sales of our stun gun commence, we expect to make an accrual for warranty claims based on our sales volumes and warranty cost experience.
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
     We will be devoting our capital and management efforts to the design, production and marketing of the Stinger brand projectile stun gun. There is no assurance that our current design will meet our targeted specifications and tolerances, or that we will be able to manufacture the Stinger stun gun on a timely basis at a competitive price. The initial design of the electrical components made the Stinger stun gun difficult and time consuming to assemble. Additionally, both the original mold for the Stinger stun gun and the mold for the ammunition needed to be redesigned to provide better fit and allow for mass production on an economical basis. While we are currently addressing these issues, failure to timely resolve these issues will delay the rollout of the Stinger stun gun. Failure to introduce the Stinger stun gun on a timely basis would have a material adverse effect on us and investors could lose their entire investment.
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
     During 2005, the closing sales price of our stock has ranged from $3.90 to $46.00. Our stock closed on September 29, 2006 at $1.10 per share.
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
     As of September 30, 2006, we had 15,068,500 shares issued and outstanding, 1,620,000 shares of common stock that could be issued upon the exercise of options, warrants, grants and convertible securities, and 680,000 shares that could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
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

STINGER SYSTEMS, INC. (Registrant)
Date: November 14, 2006	/s/ Robert F. Gruder
Robert F. Gruder
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	/s/ David J. Meador
David J. Meador
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.