Form 10-K
period 2006-12-31
STINGER SYSTEMS, INC
filed 2007-04-16
CIK 1306944

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission File Number 000-51822
STINGER SYSTEMS, INC.
(Exact name of registrant)

Nevada	30-0296398
(State or other jurisdiction	(I.R.S. employer identification number)
of incorporation or organization)
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting and non-voting Common stock held by non-affiliates of the registrant computed based on the price last sold, or the average bid and asked price of such equity as of June 30, 2006 was $10.3 million.*
     As of March 15, 2007, there were 16,068,499 shares of our Common Stock outstanding.
* As reported on the OTC Bulletin Board. Excludes 9,208,000 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at June 30, 2006. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

-i-

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
Overview
     Stinger Systems is in the business of producing and marketing less-lethal electronic restraint products to law enforcement, correctional facilities, professional security and military sectors. Stinger Systems’ products include the Ice-Shield electronic immobilization riot shield, and the Bandit / REACT system, an electronic immobilizing restraint. Stinger Systems’ primary focus is the Stinger projectile stun gun product line. Stinger’s success is largely dependent upon the commercialization of its Stinger projectile stun gun.
     Stinger Systems, Inc. is a Nevada corporation organized on July 2, 1996. Our principal executive offices are located at 2701 N. Rocky Point Drive, Suite 1130, Tampa, FL 33607. The telephone number of our principal executive offices is (813) 281-1061. Our Internet address is www.stingersystems.com. Our common stock is currently quoted on the OTC Bulletin Board under the symbol “STIY.OB.”
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

1/1/06- 12/31/06
Sales %
State Departments of Corrections	26%
Federal Bureau of Prisons	2%
US Marshals	4%
County Law Enforcement Agencies	34%
Various Police Departments and Misc	34%
     Substantially all of the sales of our wholly owned subsidiary EDT were made to the law enforcement and correctional sectors. While Stinger Systems markets its projectile stun weapon broadly to the police, correctional, professional security and military sectors, our success will be heavily dependent on a positive reception by the law enforcement community.
     The Company began extensive design modifications of its four dart Stinger projectile stun weapon in October of 2004. The modifications began with an exterior redesign to change the size and look of the gun. The goal was to give Stinger the feel and size of a traditional firearm, and have a unique look so that the Stinger would not be confused with a traditional firearm. After the design was essentially completed, mold design and redesign of the electronics began. The electronics needed to be reduced to incorporate an overall smaller electronics package than the predecessor gun and to implement additional features. These features were, data capture of the date, time, ambient temperature, how long the gun was fired, and how many cycles it was fired. In addition, the Company wanted to offer an automatic shut-off after five seconds and a visual LED or LCD display.
     On March 20, 2005 the Company began limited production of the four dart Stinger projectile stun weapon. The Company quickly realized inefficiencies in the design and production process which required correction. Inefficiencies included: the mold design; electronics design, the camera mount, ammunition cartridges, and assembly process. In October 2005, the Company announced initial sales and volume production of the Stinger projectile stun gun. In the fourth quarter of 2005, the Company began commercial production, and based on feedback received, the Company decided to make certain modifications to the four dart Stinger model. The Company continued to make modifications to its projectile stun weapon, changed the name of this product to the Stinger S-400, and commenced volume commercial production and shipment of the modified Stinger S-400 in the second quarter of 2006. Although the features of the Stinger S-400 were well received, the size of the weapon was deemed too large. Additionally, after assessing the Stinger S-400’s production inefficiencies, and receiving feedback from the market that demanded a smaller, more compact stun weapon, management decided to discontinue its production and manufacturing of this product. This decision also considered the impact of the research and development efforts of our new projectile stun weapon that was being introduced. The Company may utilize the Stinger S-400 four dart technology, namely its Quadrashock technology, in future models of the projectile stun weapon.
     Concurrently, the Company invested its research and development resources in its new two dart projectile stun weapon, called the Stinger S-200, to directly compete with other two dart projectile stun weapons on the market. The engineering efforts during the 2006 fiscal year have developed a state-of-the-art stun gun that includes features that are desired by the end-users and an advanced technology.
     The Company plans to mass market and introduce its new flagship model, the Stinger S-200, in the marketplace in fiscal year 2007. The Company’s ability to generate future revenues is dependent upon the overall market reception of the Stinger product line and the volume of production and sales that the Company is able to generate. It may be the case that further modifications of the Stinger product line projectile stun gun will be required.
     The Company will market the Stinger product line projectile stun gun primarily to the law enforcement community, correctional officers, and to the military. While the Company will continue to sell its Band-It, and Ice Shield products, the success of the Company rests solely on the success of the Stinger product line. As of December 31, 2006, the Company has had over 1,000 individual evaluation requests for the Stinger product line from police departments and correctional facilities of various sizes. The Company cannot forecast how many of these requests will result in actual orders or forecast the size of these orders.
     Because the Stinger product line utilizes primers to propel its darts, the Stinger product line is classified as a firearm under the Gun Control Act of 1968 (GCA), 18 U.S.C. Section 921(a) (3). Therefore, only companies that carry Federal Firearms Licenses can sell the Stinger projectile stun weapons.
     The Company’s success will be dependent upon its ability to attract high quality distributors and manufacturer’s representatives to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record selling firearms to the law enforcement, correctional, and/or military community. As these contracts do not require minimum order quantities, the Company is unable to provide forecasts as to the number of Stingers it anticipates selling. Currently the Company has contracts with thirteen (13) U.S. distributors, seventeen (17) International distributors, and two (2) U.S. manufacturers’ representative groups. The Company has provided training all its U.S. distributors and manufacturers representatives in the use of its products.
     The Company also intends to sell the Stinger product line internationally. The Company continues to obtain all the necessary export licenses to sell its products internationally. The Company cannot anticipate when its products will be able to be sold internationally and can give no assurances that international sales will be successful. Additional costs associated with international sales are negligible and are mainly attributable to processing costs, financial institution charges, and fees to obtain export licensing.
Our Products
     Stinger S-200 Two Dart Projectile Stun Guns
The Stinger S-200™ is a revolutionary new two-dart electronic projectile stun device. Stinger surveyed many individuals from the law enforcement community to create a state-of-the-art product that incorporated useful strategic features yet feels and looks like a tactical weapon, not a toy.
Features include an ambidextrous button to release the cartridge, much like a typical firearm. This allows an officer to quickly reload without putting their hand in front of a live weapon. Other features include off-the-shelf batteries, a manual trigger which allows an officer to control a situation rather than wait for 5 seconds even if the subject complies immediately (this also may reduce the litigation risk for the officer), and a recessed bolt safety which cannot possibly break off. Other great features that were on an officer’s “wish list” include a recessed cartridge so they would be protected from falling off in a holster, a fight, or from vibration from motorcycles. Size of course was vital, so Stinger Systems™, made sure that the barrel height of the S-200™ was roughly equivalent to the Taser® X26. The feature-full, safety-conscious product also comes with a one year guarantee and is priced significantly less than the Taser® X26.
SmartStun Quantum Flyback Technology™ provides a host of benefits over previously deployed older stun gun technology. Some of those are hidden from view of the final user. For instance, being able to automatically adjust the pulse width and pulse rate permit the use of a smaller high voltage transformer and a more controlled discharge of the energy stored in a capacitor bank.
The marketplace has been marred by allegations that the high-voltage pulses of current police force stun guns can occasionally cause death. Yet, on the other hand, complaints from police that some individuals can fight through the muscle agony and still attack the officer suggest that higher pulse energy is needed. Other stun gun companies appear to be using higher levels of alternating current output to prevent attacker fight-through.
Stinger Systems™ believes a better approach, if possible, would be to keep the pulse energy the same or possibly lower but design the neuromuscular-incapacitation voltage waveform (NMIW) for greater neuronal cramping efficiency.
A novel variation of old technology may provide just that approach: Quantum Flyback Technology or QFT™. The availability of new high-energy switching transistors is permitting the deployment of a new breed of stun gun — one which essentially obsoletes prior gun technology. The new S-200™ stun gun is spearheading this new technology which promises greater safe knock-down power. The gun’s electrodes deliver high-voltage energy in a precisely controlled series of energy packets or “Quanta”. The electronics delivers these energy quanta from a so called “Flyback” transformer circuit. Hence the name, Quantum Flyback Technology.
When in use, each energy packet has a dual personality: if the gun’s electrodes have not yet hit a target, the energy quantum “flies back” to over 63,000 volts creating a commanding electrical spark - one which penetrates clothing easily. Yet once the “target” is contacted, the energy quantum delivers NMIW voltage and current very efficiently.
Series of quantum pulses are delivered first as ionizing spark energy and then as a more immobilizing, lower-voltage, higher-current energy quanta once on target.
A novel feature of QFT™ is the ability to tailor the energy delivery sequence to more thoroughly incapacitate nerve tissue with less total energy being delivered. To more effectively lock-up muscle tissue, the applied incapacitating pulse energy should last between 150 microseconds and 250 microseconds. QFT™ adjusts its energy delivery width to 180 microseconds. Further, nerve tissue has a recovery period (depolarization and refractory period) of approximately 4000 microseconds. By emitting a second quantum energy burst that period of time later, the muscles become hopelessly overloaded and fatigued very quickly — yet with less total pulse energy than a conventional stun gun. The Stinger S-200 is currently priced at $699.
     Stinger S-400 Four Dart Projectile Stun Guns
The Stinger S-400™ stun gun is an electro-stun device that utilizes recessed cartridges to shoot either two or four darts at targets up to 22 feet away. Because the Stinger S-400™ is a four dart system, target attainment is more likely than a two dart gun. Organizations like sheriffs departments, corrections, and SWAT may desire a product with greater target attainment capabilities but would be somewhat larger than a traditional duty belt projectile stun weapon like the Stinger S-200™.
The Stinger S-400™ has a patented firing process that allows a more consistent dart spread than a traditional two dart system. The user simply loads one or two cartridges into the gun, aims the laser guide at the intended target and pulls the trigger. The charge accurately propels darts connected to the gun by thin, insulated wires, and upon contact a pulsed electrical current is passed through the subject. The electrical charge temporarily impairs the subject’s ability to control muscles dropping the subject to the ground and rendering him/her harmless to the user, surrounding people, and themselves.
Electricity always works on what is called a circuit principle. Meaning that one dart is a positive charge and another is a negative charge. You always need at least one positive and one negative dart to hit a subject to create circuit or path for the electricity to flow. The patented Stinger S-400™ four dart systems allows a greater chance to create that circuit because it has more darts firing. Even if all four darts hit a subject, there is not an increase in voltage or amperage.
The electricity “pulses” for only a few hundredth of a second. The generated pulses project a frequency into the neuromuscular system of a subject and temporarily interrupts voluntary muscle control. As opposed to a direct current shock where the voltage and amperage remains constant over a period of time, a pulse delivers a set voltage and amperage upon initial contact, and then delivers electricity intermittently through the pulses, lessening the chances of fatal electrical contact and is less-lethal.
Quadrashock™ Technology allows an officer to deploy 4 darts simultaneously with the ability of all 4 darts striking an offender at 21 feet. This allows better target attainment in that the Stinger S-400™ gives you the chance to complete 2 different circuits in case of a miss with one of the darts. When 4 darts strike an offender it drastically increases the amount of muscular contraction and the incapacitation of the offender. It does not however increase the voltage through the body. The Stinger S-400 is currently priced at $599.
As of December 31, 2006, the Company decided to discontinue the production and marketing of the four dart Stinger S-400™ model.
     TruVu Gun Camera
Stinger Systems offers the option of video and voice capture through Stinger Systems’ patent-pending TruVu camera that provides an impartial fact witness of the situation and manner in which a weapon has been used. The Company is working on engineering the TruVu camera to accommodate the Stinger S-200 model stun gun. The TruVu camera is currently priced below $200.

     Ice-Shield Electronic Immobilization Riot Shield
The ICE Shield™ is an electrified riot shield designed to provide added protection for police, corrections and military personnel in hazardous crowd control situations. When you need true crowd control and protection, the Ice Shield™ is necessary. The product is currently in use by numerous organizations including the New York City DOC and Riker’s Island.
Utilizing Stinger Systems’™ electronic incapacitation technology, the shields are constructed of 1/4” polycarbonate Lexan® and feature 9 sparking display points on the front to provide a visible deterrent. The power shield can be used as a traditional riot shield, or the operator can simply push a switch on the shield’s handles to activate a non-lethal, immobilizing contact-shock. Applications to date have centered on hazardous crowd control, civil disturbances, prison disturbances and forced cell entries.
When activated, the generated pulses of electricity into the subject’s neuromuscular system and TEMPORARILY interrupt VOLUNTARY muscle control. An application interrupts the tiny neurological impulses that normally travel through the body to control and direct voluntary muscle movement.
The ICE Shield™ is available in either standard (20” x 36”) or Full Body/Institutional (24” x 48”) sizes, as well as in both Convex and Concave styles. This product is currently priced at $575 and $595, respectively.
     Bandit / The R-E-A-C-T System, an Immobilizing Electronic Restraint
The Band-It™ (Remote Electronically Activated Control Technology (REACT)) has been used on tens of thousands of prisoners nationwide by local law enforcement agencies and federal agencies including the Federal Bureau of Prisons and the U.S. Marshals. The Band-It™ serves as a deterrent and is designed for the safe, effective movement of inmates by providing the greatest security available without the use of potential lethal force.
The Band-It™ is a prisoner restraint system that is comprised of a universal sleeve which is placed either on a prisoner’s leg or arm and a RF transmitter held by a law enforcement official. If a prisoner tries to flee, the sheriff or bailiff can remotely activate the Band-It up to 150 feet away. Electrical impulses are then disbursed on the prisoner incapacitating his or her muscles.
The Band-It™ is powered by a Nickel Metal Hydride rechargeable battery pack which is capable of being recharged up to 500 times. The Band-It™ is made of rugged material which may be worn over or under clothing and will not interfere with a prisoner’s ability to sit or write. Features include a remotely activated alarm on the Band-It™ warning the prisoner to comply before activation is necessary. The Band-It™ also contains a mechanical tether cord which is fixed in place while a prisoner is seated. If the prisoner tries to flee, the cord is detached from the unit and the Band-It™ will be activated. The ultimate performance of an electronic incapacitation device (EID) is dependent on the ability of the device to affect the electrical system of the body. To achieve this, the distance between contact probes becomes a critical factor. The shorter the distance between the probes, the less the impact on the body’s system. The Band-It™ stun package was designed with a 2.5” or more to permit more contact area upon the subject.
When the activator switch is depressed, electricity flows into muscular tissue of the suspect at a predetermined pulse rate frequency. This typically temporarily incapacitates the subject’s muscles allowing security personnel to contain the situation. The mind has limited ability when focusing upon a task or objective. In order to achieve a goal, the body and mind must be working together as a team. An individual bent on escape or a spontaneous outburst requires focus and also sustains an adrenaline rush. Thus, such focus is destroyed when the device is actually activated. When an individual challenges the Band-It™, he/she is challenging the body’s ability to cope with an outside stimulus of mind-altering force. Should an individual be able to “walk off” the effects of an application, any other objective becomes a moot point and unattainable because the entire focus is on the force of the device.
The Band-It™ may be worn in eight (8) places on the body over or under clothing. This device maintains 100% contact with the skin or clothing without having to constantly tighten it. The Band-It™ may be triggered either manually by the remote or automatically if the subject/suspect tries to get up and deactivates the tether. This product is currently priced at $875.

Patents and Patent Applications Owned by Stinger Systems
(Refer to Intangible Assets section for additional information)
Stun Gun Cartridge with Electrical Primer

Title:	Cartridge for a Projectile Stun Gun
Serial No.:	11/690,072
Filing Date:	03-22-2007
Status:	Patent Pending
Subject:	The cartridge includes a housing defining an exterior surface; a dart assembly including a barb adapted to temporarily attach to a target, a wire having a first end fastened to the barb and a second end coupled to the exterior surface of the housing, and a propellant adapted to propel the barb; and an electrical primer adapted to ignite the propellant. The removable cartridge has been specifically designed for a projectile stun gun and, even more specifically, to be easily attached to and removed from a projectile stun gun.

TruVuTM video/audio capture

Title:	Weapon And Input Device To Record Information
Serial No.:	10/975,563
Filing Date:	27 October 2004
Status:	Patent Pending (Response to Non-Final Office Action Entered and Forwarded to Examiner)
Subject:	The system includes a weapon, an input device to record information, a memory device to store recorded information, and a security device to inhibit unauthorized tampering of the recorded information.

Title:	Weapon With Illuminator And Camera
Serial No.:	11/012,541
Filing Date:	14 December 2004
Status:	Patent Pending (4 months to first Office Action)
Subject:	The system includes a weapon, an illuminator, a camera to record information, a memory device to store recorded information, and a security device to inhibit unauthorized tampering of the recorded information.

Manual Trigger with Indicating and Disabling features

Title:	Stun gun with low battery indicator and shutoff timer
Patent No.:	5,193,048
Issue Date:	March 9, 1993
Serial No.:	07/516,120
Filing Date:	April 27, 1990
Status:	Issued (12th year maintenance fee paid)
Subject:	In one embodiment, the electrical shock device includes a housing containing a power supply and an electronic circuit, a trigger means on the housing for selectively connecting the power supply to the electric circuit when in a first position, and a low power source indicating means for indicating the trigger means operated in the first position for a first predetermined time period. In another embodiment, the electrical shock device includes a housing containing a power supply and an electronic circuit, a trigger means on the housing for selectively connecting the power supply to the electronic circuit when in a first position, a means for disabling the electronic circuit when the trigger means is continuously operated in said first position for a first predetermined time period.

QuadrashockTM dart arrangement

Title:	Stun Gun
Serial No.:	10/957,301
Filing Date:	30 September 2004
Status:	Patent Pending (Response to Non Final Office Action Mailed)
Subject:	The stun gun of one embodiment includes: a first dart coupled to a tether and positioned to be propelled along a first trajectory, a second dart coupled to a tether and positioned to be propelled along a second trajectory divergent to the first trajectory, and a third dart coupled to a tether and positioned to be propelled along a third trajectory substantially parallel to the first trajectory. The stun gun also includes a power source having opposing charges and an activation circuit. The activation circuit is adapted to selectively connect one of the opposing charges to the first dart and connect the other of the opposing charges to the second and third darts.

Ultron® II hand held contact stun device

Title:	Electronic Restraint Weapon
Patent No.:	Design 323,870
Issue Date:	February 11, 1992
Serial No.:	07/367,500
Filing Date:	June 16, 1989
Status:	Issued
Subject:	The ornamental design for the Ultron® II hand held stun device.

Patents and Patent Applications Licensed by Stinger Systems

QuadrashockTM dart arrangement

Title:	Method and apparatus for implementing a two projectile electrical discharge weapon
Patent No.:	6,575,073
Issue Date:	June 10, 2003
Serial No.:	09/569,431
Filing Date:	May 12, 2000
Status:	Issued (4th year maintenance fee due by 06/11/2007)
Subject:	An electrical discharge weapon that selectively propels wire-tethered electrode darts toward a live target for imparting an electrical shock. The weapon includes a receiver and two ammunition chambers spaced apart. Each chamber has electrodes for activating propulsion of a tethered dart. The ammunition chambers being formed in a portion detachable from the receiver.

Band-ItTM restraint

Title:	Remotely activated electrical discharge restraint device using biceps’ flexion of the leg to restrain
Patent No.:	5,841,622
Issue Date:	November 24, 1998
Serial No.:	09/018,268
Filing Date:	February 4, 1998
Status:	Patent Expired Due to Non-payment of Maintenance Fees – Revival of the patent is being considered
Subject:	A remotely activated electrical discharge restraint device configured for attachment to a human body. The device includes: an electrical circuit for generating a selected high voltage signal; a housing for containing the circuit and attaching the circuit to a human body; a first contact connected to the circuit and available exterior of the housing for contacting a first location on a human body; and a second contact connected to the circuit and available exterior of the housing for contacting a second location on a human body. The respective positions of and spacing between the first and second locations being selected to induce involuntary flexing contractions of the biceps of both legs upon transfer of the signal to the human body.

Description of the Patent Process
The patent process is commenced by filing a patent application with the U.S. Patent and Trademark Office (“USPTO”). If the USPTO determines that the patent application has included the required parts (such as a government filing fee), the USPTO mails an Official Filing Receipt and places the patent application in their examination queue (sometimes more than two years long).
At the top of the queue, the USPTO examines the patent application, searches for disclosures on similar inventions, and issues either a rejection or an allowance. Most patent applications are initially rejected. The applicant is given time to amend and argue the scope of the protection on the invention with the USPTO. This period can often take more than one year.
If and when the USPTO and the applicant reach an agreement on the claim scope, the USPTO issues a patent. Before the issuance of a patent, the applicant has no patent rights in the claimed invention. After the issuance of a patent, the applicant has the right to exclude others from making, using, selling, and importing the claimed invention in the United States for a period of twenty years from the filing of the patent application.
Utility patents must be maintained by filing maintenance fees with the USPTO at certain intervals. A utility patent will expire for failure to pay such maintenance fees, but may be revived within a certain period by filing a petition and fee.
Marketing and Competition
     Stinger Systems markets its products primarily to the law enforcement, correctional, professional security and military sectors. Orders are received from both end-users and from authorized representatives and distributors. Stinger Systems’ marketing strategy is to engage the services of manufacturing representatives and distributors that specialize in Stinger Systems’ industry. The Company has contracted with distributors and representative groups across the United States as well as several foreign countries. Stinger Systems employs a number of inside sales associates to coordinate sales activities with the distributors and representative groups as well as present directly to our end customers when necessary.
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
     The Company believes the Stinger product line projectile stun guns offer many advantages over the X-26 and M-26 projectile stun guns produced by Taser International, Inc., but can make no assurance of their validity. See the product overview for a more detailed description of the Company’s products.
Government Regulation
     The Stinger product line projectile stun guns uses primer charges to propel the dart wire system to the target. The use of primer as a propellant classifies the Stinger product line as a hand gun and as such, the manufacture, distribution and sale of the gun, is regulated by the Bureau of Alcohol, Tobacco and Firearms (ATF). Some states, cities, and municipalities have outlawed the use of stun guns either entirely or in part. It is not clear which regulations will affect Stinger Systems’ product as it will be treated as a hand gun. Since the Stinger projectile stun gun is considered a hand gun by the ATF, it must be manufactured in a secure environment at an ATF approved site, serial numbered, documented appropriately, and shipped in accordance with all applicable regulations.

     Stinger Systems employs a designated individual for the Stinger product line projectile stun gun to meet ATF requirements by coordinating production reviews and maintaining shipping and tracking logs. We anticipate the added production costs associated with meeting ATF regulations to be negligible per gun. We do not expect any material costs to be burdened by the Company associated with regulatory compliance for product shipping.
Research and Development
     Stinger Systems spent approximately $650,000 in research and development during the twelve months ended December 31, 2006. Several studies have been undertaken to determine the optimum electronics for the Stinger product line projectile stun gun as well as maximizing the effectiveness of the contact arc. We anticipate ongoing studies of electrical designs for the existing weapons, as well as future generation releases.
     In addition, in 2006 Stinger Systems announced the results of an extensive five-month test of the Stinger S-400 by the Department of Biomedical Engineering at Wayne State University in Detroit, Michigan in which the study concluded Stinger use in physiological models appears to have no serious adverse physiological effects. The test concluded that all effects appear to be transient with full recovery up to four hours post-exposure. The study, ‘“Physiological Effects of the Stinger Conductive Energy Device,” was conducted by a team led by Dr. Cynthia Bir, Associate Chair of Wayne State University’s Biomedical Engineering department. The study was conducted between July 1, 2005 and December 31, 2005. Wayne State’s Biomedical Engineering department and Dr. Bir are both recognized as leaders in research regarding non-lethal munitions. Dr. Bir is a noted speaker and lecturer on the topic of non-lethal munitions and blunt trauma.
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
     Since beginning operations in September 2004, we have sustained substantial operating losses. At the present time, we do not generate sufficient revenues to support our operating expenses. In addition, we expect the Company to continue its research and development expenses, as appropriate, to complete the advanced stages of product development, and ultimately realize value from the accumulated engineering knowledge associated with improving the design of the Stinger projectile stun gun. We expect to have ongoing research and development costs associated with future generations of our projectile stun guns.
If we are unable to raise additional capital in the near term, we may not be able to continue to operate as a going concern.
     Revenues we currently generate from our product sales are insufficient to cover our expenses. Our existing capital resources and revenue from expected product sales will not be sufficient for us to maintain our current operations for the next 12 months, and we will require additional capital to fund our operations beyond the second quarter of 2007. Our requirements for additional capital are substantial. We currently have no committed source of capital, although we are evaluating a number of alternatives. We cannot assure you that financing will be available to us or, if available, that it will be on favorable terms. To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in substantial dilution to our existing stockholders. In addition, if we obtain debt financing, we may be required to pledge all or a significant portion of our assets to secure such debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness and we may become subject to financial covenants and other terms that restrict the manner in which we can operate our business. If we are unable to raise additional capital, we may need to sell assets, pursue other strategic alternatives and/or curtail significantly our development and commercialization activities, and we may be unable to continue as a going concern.
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
     We will be devoting our capital and management efforts to the design, production and marketing of the Stinger projectile stun gun. There is no assurance that our current design will meet our targeted specifications and tolerances, or that we will be able to manufacture the Stinger stun gun on a timely basis at a competitive price. The initial design of the electrical components made the Stinger stun gun difficult and time consuming to assemble. Additionally, both the original mold for the Stinger stun gun and the mold for the ammunition needed to be redesigned to provide better fit and allow for mass production on an economical basis. Any failure to timely resolve these issues will delay the rollout of the Stinger stun gun. Failure to introduce the Stinger stun gun on a timely basis would have a material adverse effect on us and investors could lose their entire investment.
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
     The Company is a defendant in a lawsuit brought by Taser International, Inc. that alleges patent infringement, false advertising, and patent false marking in its case, Taser International, Inc. v. Stinger Systems, Inc., in United States District Court for the District of Arizona. The case is also seeking punitive damages. Absent modification or other unexpected event, the Company will incur no legal fees for its defense in this case as the Company’s attorney has agreed upon entry of appearance to act as its attorney in the case without fee. A judgment in the suit adverse to the Company’s interests could jeopardize our business operations and exhaust our cash reserve and investors may lose their entire investment.
We have received a “Wells Notice” from the SEC.
     The Company has been responding to an investigation by the Securities and Exchange Commission (“SEC”), which commenced in December 2004. In connection with the investigation, the Company has received a “Wells Notice” from the SEC indicating that the staff intends to recommend that the SEC institute an action against the Company, alleging that we violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933. The proposed allegations relate to purported representations that the Company made about one of the Company’s products regarding when the Company would be shipping the product, the product’s status with the Bureau of Alcohol, Tobacco, and Firearms, the performance of the product and where the Company’s stock was trading. The allegations further related to the lack of registration for sales of stock in late 2004 made by three individuals who were not officers, directors, or employees of the Company. Under the Wells process established by the SEC, the Company has been provided an opportunity to respond in writing before the staff makes a formal recommendation to the SEC regarding any action. The Company has responded to the Wells Notice and is fully cooperating with the SEC to resolve this matter as promptly as practicable. A judgment from this action adverse to our interests could jeopardize our business operations and exhaust our cash reserve and investors may lose their entire investment.
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
     During 2006, the closing sales price of our stock has ranged from $0.55 to $4.75. Our stock closed on December 29, 2006 at $0.57 per share.
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
     As of December 31, 2006, we had 15,068,500 shares issued and outstanding, 1,619,999 shares of common stock that could be issued upon the exercise of options, warrants, grants and convertible securities, and 807,000 shares that could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
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
ITEM 1.B UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
     Stinger Systems’ corporate office is located at 2701 N. Rocky Point Drive, Suite 1130, Tampa, Florida 33607 and includes 4,454 square feet. Stinger Systems pays $6,951 per month for this space on a sub-lease running through November 2008. We believe this facility is adequate for the current scope of Stingers’ corporate offices.
     Stinger Systems’ production and manufacturing facility is located in Largo, Florida and includes approximately 9,200 square feet of warehouse, manufacturing, office, and storage space. The Company pays $5,332 to $5,491 per month for this space for a three year lease term. The initial lease term ends March 31, 2009, in which the Company has an option to renew for two additional consecutive two year terms.
ITEM 3. LEGAL PROCEEDINGS
     The Company has been responding to an investigation by the Securities and Exchange Commission (“SEC”), which commenced in December 2004. In connection with the investigation, the Company has received a “Wells Notice” from the SEC indicating that the staff intends to recommend that the SEC institute an action against the Company, alleging that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 5(a), 5(c), and 17(a) of the securities Act of 1933. The proposed allegations relate to purported representations that the Company made about one of the Company’s products regarding when the Company would be shipping the product, the product’s status with the Bureau of Alcohol, Tobacco, and Firearms, the performance of the product, and where the Company’s stock was trading. The allegations further related to the lack of registration for sales of stock in late 2004, made by three individuals who were not officers, directors, or employees of the Company. Under the Wells process established by the SEC, the Company has been provided an opportunity to respond in writing before the staff makes a formal recommendation to the SEC regarding any action. The Company has responded to the Wells Notice and is fully cooperating with the SEC to resolve this matter as promptly as practicable. A judgment from this action adverse to the Company’s interests could jeopardize our business operations and exhaust the Company’s cash reserve and investors may lose their entire investment.
     The Company is involved in litigation with its insurer, USF Insurance Company (USF), in which USF filed a case against Stinger Systems (Case No. 3:06-Civ-302-K) in the United States District Court for the Western District of North Carolina, Charlotte Division. In the suit, USF seeks to recover a payment paid by USF on our behalf in connection with the settlement of a prior litigation, together with interest and attorneys fees and costs. Stinger has brought a counterclaim against USF to recover amounts expended in defending the prior litigation, as well as attorney’s fees and costs with respect to the USF action. We intend to vigorously contest this action, but can provide no assurance as to the eventual outcome. An adverse outcome in this action may have a material adverse effect on our business and results of operations.
     On January 9, 2007, Taser International, Inc. filed a complaint against Stinger Systems, Inc. that alleges patent infringement, false advertising, and patent false marking in its case, Taser International, Inc. v. Stinger Systems, Inc., in United States District Court for the District of Arizona, Case CV-07-0042-PHX-DGC. The case is also seeking punitive damages. Absent modification or other unexpected event, the Company will incur no legal fees for its defense in this case as the Company’s attorney has agreed upon entry of appearance to act as its attorney in the case without fee. An adverse outcome in this action may have a material adverse effect on our business and results of operations.
      On December 17, 2004, Taser International filed a case against Stinger Systems, Inc. and its Chief Executive Officer, Robert Gruder. Case Number 3:04CV620K styled Taser International, Inc. v. Stinger Systems, Inc. and Robert F. Gruder, pending in the United States District Court for the Western District of North Carolina. The lawsuit between Taser International and Stinger Systems has been settled. Due to the confidentiality agreement entered into between the parties, the parties are prohibited from disclosing any of the terms of the settlement. As a result of this settlement, each party’s claims against the other will be voluntarily dismissed.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER’S MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

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

2004	High	Low
Fourth Quarter	$19.25	$1.25

2005	High	Low
First Quarter	$46.00	$9.00
Second Quarter	$10.15	$3.90
Third Quarter	$7.75	$3.92
Fourth Quarter	$7.50	$4.25

2006	High	Low
First Quarter	$4.75	$1.50
Second Quarter	$2.85	$1.25
Third Quarter	$2.00	$1.07
Fourth Quarter	$1.10	$0.55
     As of March 15, 2007, there were approximately 50 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.
Stock Performance Graph
     The graph below compares the cumulative total stockholder return on the Company from November 11, 2004 (the date our Common Stock was first traded) through December 31, 2006, with the cumulative total returns of the NASDAQ Composite Index, and the Russell 3000 Index. The graph assumes that the value of the investment in our Common Stock, and in each index was $100 on November 11, 2004 and tracks it through December 31, 2006. We have not paid any dividends on our Common Stock.
Unregistered Sales of Equity Securities
     On January 25, 2007, the Company and certain existing warrant holders (the “Warrant Holders”) entered into an amendment and exercise agreement (the “Agreement”) pursuant to which (i) the Company reduced the exercise price of the warrants then held by the Warrant Holders (the “Existing Warrants”) to $0.60 per share; (ii) the Warrant Holders exercised all of the Existing Warrants at an exercise price of $0.60 per share and acquired 999,999 shares of the Company’s common stock; and (iii) the Company issued to the Warrant Holders new warrants (the “New Warrants”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The Company granted the Warrant Holders certain registration rights with respect to the resale of the shares issued upon exercise of the Existing Warrants and the shares to be issued upon exercise of the New Warrants. Neither the shares issued upon exercise of the Existing Warrants or the shares issuable upon exercise of the New Warrants have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.
     On March 19, 2007, the Company and a certain investor entered into a Securities Purchase Agreement for the investor to subscribe and acquire 140,187 shares of the Company’s common stock at a purchase price of $1.07 per share, pursuant to the agreement. The Company granted the investor certain registration rights with respect to the resale of the shares issued. The shares issued have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The shares were offered and sold only to “accredited investors” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.
     On March 28, 2007, the Company and a certain investor entered into a Securities Purchase Agreement for the investor to subscribe and acquire 93,458 shares of the Company’s common stock at a purchase price of $1.07 per share, pursuant to the agreement. The Company granted the investor certain registration rights with respect to the resale of the shares issued. The shares issued have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The shares were offered and sold only to “accredited investors” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following selected consolidated statement of operations and balance sheet data are derived from our audited consolidated financial statements. The consolidated financial statements and their notes and the report of the independent registered accounting firm are included elsewhere in this annual report. This selected consolidated financial data should be read in conjunction with the consolidated financial statements and their notes, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and other financial information included elsewhere in this annual report.

	Predecessor Operations			The Company	The Company
			January 1,	September 24,
			2004 to	2004
			September	to December	Year Ended December 31,
	Years ended December 31,		24,	31,	Pro Forma
	2002	2003	2004	2004	2004	2005	2006
Statement of Operations Data:
Sales	$361,913	$264,471	$198,981	$63,306	$262,287	$469,997	$454,454

Gross Margin (Loss)	149,098	108,647	54,859	11,620	66,479	(139,282)	(207,338)

Loss from Operations	(208,259)	(237,363)	(192,470)	(8,820,199)	(9,012,669)	(10,171,758)	(6,300,966)
Net Loss	(219,272)	(273,922)	(230,932)	(8,830,467)	(9,061,399)	(10,085,529)	(6,306,345)

Net Loss Per Share (Basic and Diluted)	$(0.02)	$(0.03)	$(0.02)	$(0.70)	$(0.70)	$(0.67)	$(0.42)

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	10,750,000	10,750,000	10,750,000	12,640,900	12,640,900	14,997,346	15,038,500

Balance Sheet Data:
Current Assets	$67,680	$69,695	$13,232	$9,334,233	$9,334,233	$3,294,044	$502,198

Equipment and Furnishings	118,454	93,724	73,204	105,764	105,764	353,388	303,295
Total Assets	186,134	163,419	86,436	12,543,911	12,543,911	6,374,950	3,155,993

Current Liabilities	68,119	97,441	43,746	556,970	556,970	1,048,538	2,417,435
Long Term Debt	363,000	584,885	792,529	—	—	—	—

Stockholders Equity (Deficit)	(244,985)	(518,907)	(749,839)	10,599,441	10,599,441	5,326,412	738,558

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     Stinger Systems is in the business of producing and marketing less-lethal electronic restraint products to law enforcement, correctional facilities, professional security and military sectors. The Company purchased Electronic Defense Technologies, LLC (“EDT”) in September 2004 based on the anticipated value of the EDT licenses and patents, prototype projectile stun gun, existing product lines and track record in serving the law enforcement community. The Company’s products include the Ultron II ® handheld contact stun gun, the Ice-Shield electronic immobilization riot shield, and the Bandit / REACT system, an electronic immobilizing restraint. The Company’s primary focus is the “Stinger” projectile stun gun and its success is largely dependent upon the commercialization of this product.
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
     After producing numerous versions of the Stinger projectile stun gun, the Company began limited production in March 2005. However, significant inefficiencies in the design hampered production and required correction before volume commercial production could commence. These inefficiencies included the mold design, electronics design, camera mount, design of the ammunition cartridges, internal packaging and numerous assembly issues. The Company hired outside engineering firms to address these issues. In October 2005, the Company announced initial sales and volume production of the Stinger projectile stun gun. In the fourth quarter of 2005, the Company began commercial production, and based on feedback received, the Company decided to make certain modifications to the Stinger. The Company’s ability to generate future revenues is dependent upon the overall market reception of the Stinger product and the volume of production and sales that the Company is able to generate. Additional engineering, medical testing, and final testing of the product may be required as production commences. The Company also expects to incur significant marketing costs over the next twelve months. It is possible that the Stinger product line will require further modifications before commercial shipments of the Stinger are possible. As a result, the Company can give no definitive assurances that it will be able to achieve commercial production of the Stinger on the anticipated timeline.
Concurrently, the Company invested its research and development resources in its new two dart projectile stun weapon, called the Stinger S-200, to directly compete with other two dart projectile stun weapons on the market. The engineering efforts during the 2006 fiscal year have developed a state-of-the-art stun gun that includes features that are desired by the end-user and an advanced technology.
     The Company plans to mass market and introduce the new Stinger S-200 in the marketplace in fiscal year 2007. The Company’s ability to generate future revenues is dependent upon the overall market reception of the Stinger product line and the volume of production and sales that the Company is able to generate. It may be the case that further modifications of the Stinger product line projectile stun gun will be required. As a result, the Company can give no definitive assurances that it will continue commercial production during fiscal year 2007.
     The Company plans to use third parties to manufacture components for its products and assemble the products. The Company is under no contractual obligation with these parties. Because the Stinger projectile stun gun is classified as a firearm and subject to various regulations of the U.S. Bureau of Alcohol, Tobacco, and Firearms (ATF), the Company ships all products from its production and manufacturing facility and maintains proper records. While the Company hopes to manufacture the Stinger and its components in the United States, there can be no assurances that it will be able to do on. The Company believes that electronics are easily sourced throughout the world and the Company will continually seek best pricing and highest quality components for its products. The

Company expects to continue handling the shipment of its products.
     Once the Stinger is ready for commercial deployment, the Company’s success will be dependent upon its ability to attract high quality distributors and manufacturer’s representatives to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record selling firearms to the law enforcement, correctional, and/or military community. The Company is unable to provide forecasts as to the number of Stingers it anticipates selling. As of December 31, 2006, the Company has contracts with thirteen (13) U.S. distributors, seventeen (17) International distributors, and two (2) U.S. manufacturers’ representative groups. The Company has trained all its U.S. distributors and manufacturers representatives in the use of its products.
     Due to the limited sales volume of its existing products, the Company reported a net loss of $6,306,345 for the year ending December 31, 2006 (net loss of $0.42 per share) and a net loss of $10,085,529 for the year ending December 31, 2005 (net loss of $0.67 per share).
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
Comparison of the Years Ended December 31, 2006 and 2005
     Revenues. Revenue decreased $15,543 or 3% to $454,454 for 2006 compared to $469,997 for 2005. The decrease from 2005 to 2006 was due to the limited sales volume of our existing products during 2006.
     Cost of Goods Sold. Cost of Goods Sold increased $52,513 or 9% to $661,792 for 2006 compared to $609,279 for 2005. The increase from 2005 to 2006 was due to an inventory write-off in 2006 for obsolete raw materials in our inventory. The cost of production for 2006 includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
     Gross Margin. Gross margin decreased $68,056 or 49% to $(207,338) for 2006 compared to $(139,282) for 2005. The decrease in gross margin for 2006 was principally due to an increase in the costs of goods sold related to an inventory write-off for obsolete raw materials in 2006.
     Selling Expenses. Selling Expenses decreased $100,518 or 29% to $243,585 for 2006 compared to $344,103 for 2005. The decrease was based primarily on decreased expenses related to our efforts to promote current products and the branding of the Stinger name.
     General and Administrative Expenses. General and Administrative (G&A) expenses decreased $3,838,330 or 40% to $5,850,043 for 2006 compared to $9,688,373 for 2005. Employee acquisition costs for 2006 decreased by $3,464,314 to $10,686 compared to $3,475,000 for 2005. The decrease from 2005 to 2006 was primarily due to employee acquisition costs and employee severance costs during 2005. We did, however, incur stock based compensation expense of $1,551,616 for 2006 related to the grant of stock options to our employees and directors as further explained in the Notes to Financial Statements. Additionally, other operating expenses for the year ended December 31, 2006, include legal and professional fees of $825,251, insurance expense in the amount of $765,824 and other costs in the amount of $622,482 compared to legal and professional fees of $594,356, insurance expense in the amount of $573,117, liquidated damages to investors in the amount of $964,343 and other costs in the amount of $820,453 for the year ended December 31, 2005.
     Research and Development Expenses. Research and Development (R&D) expenses decreased $705,648 or 52% to $657,411 for the year ended December 31, 2006, compared to $1,363,059 for the year ended December 31, 2005. The Company’s decrease in R&D expense is attributable to the advanced stages of product development, and the accumulated engineering knowledge associated with improving the design of the Stinger projectile stun gun product line. The Company expects to have ongoing research and development costs associated with future generations of the projectile stun gun product line.
     Interest Income. Interest income decreased $72,674 to $25,931 for the year ended December 31, 2006, compared to $98,905 for the year ended December 31, 2005. The decrease from 2005 to 2006 was due to a reduction in working capital.
     Net Loss. Net loss decreased by $3,779,184 or 37% to $(6,306,345) or $(0.42) per common share for the year ended December 31, 2006 compared to a net loss of $(10,085,529) or $(0.67) per common share for the year ended December 31, 2005. The improvement in the net loss was due primarily to a decrease in cost of goods sold, as well as a decrease in employee acquisition expenses and employee severance costs related to 2005. These expenses were offset by an increase in stock option expense due to our adoption of SFAS 123(R) in 2006, increased research and development expenses, legal and professional fees, and insurance expense.
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
     At December 31, 2006, we had negative working capital of approximately $(1,915,237), including a cash balance of $121,047. This represents a decrease in working capital of $4,160,743 from working capital of $2,245,506 at December 31, 2005 and a cash balance of $2,408,556. This decrease in working capital is principally due to research and development efforts and engineering activities to improve the Stinger projectile stun gun product line and future generation projectile stun guns, and an increase in insurance expense, as well as increased legal and professional fees and employee related expenses. Operating activities used cash of $2,546,395 and $5,758,451 during 2006 and 2005, respectively. The decrease in the negative cash flow from operating activities for 2006, as compared to 2005, was primarily due to liquidated damages paid to investors, employee severance costs, and higher research and development expenses in 2005. The Company had a decrease of 59% in general and administrative expenses (excluding depreciation, amortization, and stock option expense).
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
     Revenues we currently generate from our product sales are insufficient to cover our expenses. Our existing capital resources and revenue from expected product sales will not be sufficient for us to maintain our current operations for the next 12 months, and we will require additional capital to fund our operations beyond the second quarter of 2007. Our requirements for additional capital are substantial. We currently have no committed source of capital, although we are evaluating a number of alternatives. We cannot assure you that financing will be available to us or, if available, that it will be on favorable terms. To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in substantial dilution to our existing stockholders. In addition, if we obtain debt financing, we may be required to pledge all or a significant portion of our assets to secure such debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness and we may become subject to financial covenants and other terms that restrict the manner in which we can operate our business. If we are unable to raise additional capital, we may need to sell assets, pursue other strategic alternatives and/or curtail significantly our development and commercialization activities, and we may be unable to continue as a going concern.
Off-Balance Sheet Arrangements
     The Company does not have any material off-balance sheet arrangements.
Contractual Obligations
     The Company has entered into operating leases for office and warehouse space, which runs through November 2008 and March 2009, respectively. Future minimum lease payments under operating leases are $147,389 in 2007, $141,873 in 2008 and $16,474 in 2009.

Intangible Assets
     The Company’s intangible assets consist of two pending patents and four patents for stun gun technology with a carrying value of $1,909,004 at December 31, 2006 and a pending patent for a miniature camera which may work with the stun gun, but has other applications as well with a carrying value of $430,000. Generally a patent has a life of 17 to 20 years. The two projectile stun gun patents were granted in 1998.
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
     On December 4, 2004, the Company acquired 100% of the ownership interest in Questek, a California Sole Proprietorship, from Joseph Valencic, a non-related party, in exchange for $75,000 cash (which was not paid until January 6, 2005 but was included in accrued liabilities at December 31, 2004) and the issuance of 25,000 shares of the Company’s common stock. Questek’s only assets were intellectual property rights including a pending patent, trademarks and copyrights. The major asset of Questek was a pending patent on a miniature camera. Questek had no liabilities. The 25,000 shares of common stock issued were valued at $14.20 per share (the quoted pink sheet price on December 4, 2004). Total value of the camera pending patent serial no. 11/012,541 — “Weapon with Illuminator and Camera” at December 31, 2006 is $430,000.
     Stinger Systems filed pending patents; serial no. 10/975,563 — “Weapon and Input Device to Record Information” on October 27, 2004 and serial no. 10/957,301 — “Stun Gun” on September 30, 2004. These pending patents were initiated by Stinger Systems on existing Stinger technology and carry no value at December 31, 2006.
     The Company performed an impairment test in accordance with the guidance provided in SFAS 142, “Goodwill and Other Intangible Assets”, and has determined that no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets. The majority of the assets, other than cash, reported on the balance sheet at December 31, 2006 are related to intangible assets.
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
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of December 31, 2006, we have had no significant warranty claims on products sold. Once sales of our new stun gun commence, we expect to make an accrual for warranty claims based on our sales.
     Intangible Assets. We have substantial intangible assets. Our estimate of the remaining useful life of these assets and the amortization of these assets will affect our gain from operations. Since we do not have a method of quantifying the estimated number of units that may be sold we have elected to amortize these intangibles over a seven year period beginning in the first quarter of 2005.
     Common Stock Issued for Goods and Services. We have issued our common stock for intangible assets and services received or to be received. The values assigned to such stock issuances effects the amount of recorded assets and the amount of recorded expenses. For stock issued before November 12, 2004, (the Company’s common stock began to be traded in the Pink Sheets on November 12, 2004) we assigned a value of $0.36 to $0.40 per share which approximates the cash received per share for shares sold on September 24, 2004. For shares issued after November 12, we assigned the closing value quoted on the OTC Bulletin Board or on the Pink Sheets as the amount of the recorded asset or expenditure. From May 2005 until November 2005, we incurred $145,000 per month of liquidated damages as part of the registration rights agreement from the December 2004 financing.
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
     The information required by this item is set forth on pages 1 through 24.
ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K have been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its principal executive and principal financial officers, to allow timely decisions regarding disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2006 and has concluded that there was no change that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Set forth below is certain information with respect to our executive officers and directors as of December 31, 2006:

Name	Age	Position

Robert F. Gruder	48	Chief Executive Officer and Chairman
David J. Meador	35	Chief Financial Officer and Secretary
T. Yates Exley	46	Director
Michael Racaniello	54	Director
Andrew P. Helene	46	Director
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
T. Yates Exley — is a member of our board of directors. Mr. Exley is co-founder of Stinger Systems, Inc. and served as our Chief Financial Officer until April 2005. Mr. Exley is currently a Managing Director at Merriman Curhan Ford & Company in San Francisco, California. Before Stinger Systems, Mr. Exley worked as an independent financial consultant for the prior two years. Before that, he worked for Wachovia Securities for three years. Mr. Exley obtained a Masters in Business Administration from the Wharton School of Business at the University of Pennsylvania. He has over 15 years of experience in investment and commercial banking. Mr. Exley holds no outside board affiliations.
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
Section 16(a) Beneficial Ownership Reporting Compliance
The Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of more than 10% of any class of our equity securities to file reports of ownership of our equity securities and to furnish these reports to us. Based solely on a review of such reports, the Company believes that these persons and entities filed all the reports required by the Securities Exchange Act of 1934 on a timely basis, except that Mr. Gruder filed one late Form 4 in February 2007.
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

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
Our Board of Directors is responsible for evaluating and determining the compensation of all of our executive officers, including the senior executive officers who are named in the Summary Compensation Table of this annual report on Form 10-K (our “Named Executive Officers” or “NEOs”). The Board of Directors believes that given the size of the Board and the number of executives, that it can make appropriate compensation recommendations for the Company without the need for a separate compensation committee.
Our compensation policy was designed to develop and foster the continued growth of the management team best suited to our operations, and to ensure that their compensation was appropriately linked to the long-term creation of value for our stockholders. We typically grant equity compensation with relatively long vesting thresholds in order to keep an emphasis on long-term growth. We also provide annual compensation that rewards our NEOs for success over a shorter period.
Our NEO Compensation Reflects our Core Values
The ultimate objective of our NEO compensation program is to increase stockholder value by fostering the management environment that will best develop our business. As a result, we structure our executive compensation programs to serve two principal objectives:
•	Attract, motivate, and retain executives of outstanding ability and potential. We believe that our success depends on our ability to attract and retain the management team that will cultivate the highest levels of performance, service and integrity.
•	Maintain an appropriate relationship between executive compensation and the creation of stockholder value. We strive to provide compensation packages that will reward exceptional service to our Company. We include components of both annual and long-term compensation to reflect our determination to keep management invested in our short-term success and our long-term growth.
Annual Compensation
Base Salary
We do not have employment agreements with any executive officer. All NEO salaries are set by the Board of Directors based on their skills, experience, level of responsibility, and individual accomplishments. The Board of Directors also considers typical compensation levels paid by other companies in our industry to individuals with similar credentials. The Board of Directors confers with our chief executive officer when setting base salaries for the other NEOs.
Incentive Bonus
The NEOs are eligible to receive discretionary cash bonuses based on their performance during the prior fiscal year. These bonuses are set by the Board of Directors or in consultation with our chief executive officer. All of these bonuses are designed to reward superior corporate performance, exceptional personal contributions, or a combination of both factors. Typically, bonuses are awarded by reference to our overall financial performance.
The Board of Directors and/or chief executive officer elected not to grant any bonus to any of the NEOs due to our financial performance during 2006.
Benefits
We provide additional benefits to our NEOs in order to remain competitive with compensation packages available in our industry generally and foster an attractive working environment. In many cases, these benefits are identical or substantially identical to those provided to all employees at the same location.
Long-Term Compensation
We believe that a significant portion of our NEO compensation should be contingent on increases in the market price of our common stock, in order to ensure that our management team remains focused on growth in stockholder value. As a result, we emphasize longer-term equity compensation as a complement to our annual compensation arrangements. Our Stock Option/Stock Bonus Plan permits the grant of stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. To date, we have only granted stock options and restricted stock to our NEOs under this Plan. We grant options and restricted stock awards with various vesting periods depending on the nature of the award and in order to create a strong incentive for our NEOs to remain part of our management team.
Post-Termination Payments
There are no post-termination payments provided to NEO’s.
Interlocks and Insider Participation
     During the last fiscal year, Robert F. Gruder, the Company’s Chief Executive Officer, participated in deliberations of the Company’s board of directors concerning executive compensation. However, Mr. Gruder did not participate in deliberations regarding his own compensation.
Compensation Report
     The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Board of Directors
Robert F. Gruder
T. Yates Exley
Michael Racianiello
Andrew P. Helene

SUMMARY COMPENSATION TABLE
     The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2006. The Company has not entered into any employment agreements with any of the named executive officers. When setting total compensation for each of the named executive officers, the Board of Directors reviews tally sheets which show the executive’s current compensation, including equity and non-equity based compensation.
     The named executive officers were not entitled to receive payments which would be characterized as Bonus, Stock Awards, Non-Equity Incentive Plan Compensation, Change in Pension Value and Nonqualified Deferred Compensation Earnings, or All Other Compensation payments for the fiscal year ended December 31, 2006.
     Based on the fair value of equity awards granted to named executive officers in 2006 and the base salary of the named executive officers, Salary accounted for approximately 30% of the total compensation of the named executive officers. The table below may reflect less than the full fiscal year salary for individuals who were not employed by the Company for the full fiscal year, and because the value of certain equity awards included below is based on the FAS 123(R) value rather than the fair value, these percentages may or may not be derived using the amounts reflected in the table below.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($) (1)	($)	Earnings ($)	($)	($)
Robert F. Gruder	2006	250,000							250,000
Chief Executive Officer & Chairman

David J. Meador	2006	175,000			667,150				842,150
Chief Financial Officer & Corporate Secretary

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards pursuant to the 2005 Stock Option/Stock Bonus Plan and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2004, 2005 and 2006 are included in the footnotes to the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

GRANTS OF PLAN BASED AWARDS
     The following table sets forth certain information with respect to option awards and other plan-based awards granted during the fiscal year ended December 31, 2006 to our named executive officers:

All Other
								Awards:	Exercise
								Number of	or Base	Grant Date
		Estimated Future Payouts Under Non-			Estimated Future Payouts Under			Securities	Price of	Fair Value
	Grant	Equity Incentive Plan Awards			Equity Incentive Plan Awards			Underlying	Option	of Stock
	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Options	Awards	and Option
Name	($)	($)	($)	($)	($)	($)	($)	(#)	($)(3)	Awards ($)(3)
Robert F. Gruder

David J. Meador	1/26/06(1)							250,000	3.98	666,067
	12/21/06(2)							50,000	0.55	1,083

(1)	This Option Award will vest 60,000 shares on March 1, 2006, 115,000 shares on October 1, 2006, and 75,000 shares on May 1, 2007.

(2)	This Option Award will vest on June 20, 2007.

(3)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards pursuant to the 2005 Stock Option/Stock Bonus Plan and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2004, 2005 and 2006 are included in the footnotes to the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
     The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our named executive officers as of December 31, 2006:

	Option Awards					Stock Awards
								Equity	Equity
			Equity					Incentive Plan	Incentive Plan
			Incentive Plan					Awards:	Awards:
			Awards:				Market	Number of	Market or
	Number of	Number of	Number of			Number of	Value of	Unearned	Payout Value
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	of Unearned
	Underlying	Underlying	Underlying			Units of	Units of	or Other	Shares, Units
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Rights That	or Other Rights
	Options (#)	Options (#)	Unearned Options	Exercise	Expiration	Have Not	Have Not	Have Not	That Have Not
Name	Exercisable	Unexercisable	(#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested
Robert F. Gruder

David J. Meador (1)	175,000	75,000		3.98	01/25/11
(2)		50,000		0.55	12/20/11

(1)	This Option Award will vest 60,000 shares on March 1, 2006, 115,000 shares on October 1, 2006, and 75,000 shares on May 1, 2007.

(2)	This Option Award will vest on June 20, 2007.

OPTION EXERCISES AND STOCK VESTED
     None of the Company’s named executive officers exercised any stock options during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
	Number of Shares Acquired	Value Realized on Exercise	Number of Shares	Value Realized on Vesting
Name	on Exercise (#)	($)(1)	Acquired on Vesting (#)	($)(2)
Robert F. Gruder
David J. Meador

(1)	Based on the difference between the market price of our Common Stock on the date of exercise and the exercise price.

(2)	Based on the market price for our Common Stock on the vesting date.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
There are no potential payments upon termination or change of control provided to NEO’s.

DIRECTOR COMPENSATION
     The following table sets forth information concerning the compensation earned during the last fiscal year by each individual who served as a director at any time during the fiscal year:

					Change in
					Pension Value
	Fees		Option	Non-Equity	and Nonqualified
	Earned or	Stock	Awards	Incentive Plan	Deferred	All Other
	Paid in	Awards	($)	Compensation	Compensation	Compensation
Name	Cash ($)	($)	(1)(2)	($)	Earnings ($)	($)	Total ($)
T. Yates Exley
Michael Racaniello			58,800				58,800
Andrew P. Helene			58,800				58,800

(1)	The amounts in the Option Awards column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards pursuant to the 2005 Stock Option/Stock Bonus Plan and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2004, 2005 and 2006 are included in the footnotes to the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)	The Option Awards reported will vest immediately.
     Messrs. Racaniello and Helene each received a 40,000 share option on April 19, 2006. The option vested immediately and has an exercise price of $2.225. In addition, Messrs. Racaniello and Helene each hold options to purchase 20,000 shares of common stock, which are fully vested.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of March 15, 2007, we had 16,068,499 shares of common stock outstanding (excluding certain options, grants and warrants), which are our only outstanding voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2007 by:
•	each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common stock;

•	each of our executive officers;

•	each of our current directors; and

	Amount and Nature of
Beneficial Owner	Beneficial Ownership		Percentage
Bonanza Master Fund Ltd. 300 Crescent Court, Suite 1740	1,303,500	(1)	7.9%
Dallas, TX 75201
Cannell Capital LLC 240 East Deloney Avenue	2,788,525	(2)	16.3%
Jackson, WY 83001
Robert F. Gruder 2701 N Rocky Point Drive, Suite 1130	4,351,667	(5)	26.9%
Tampa, FL 33607
T. Yates Exley 2239 Forrest Drive	4,615,000	(3)	28.6%
Charlotte, NC 28211
Andrew Helene 307 Main Street	70,000	(4)	*
Hyannis, MA 02653

	Amount and Nature of
Beneficial Owner	Beneficial Ownership		Percentage
David J. Meador	250,000	(6)	1.5%
2701 N Rocky Point Drive, Suite 1130 Tampa, FL 33607
Michael Racaniello 1101 Tyvola Road	70,000	(4)	*
Charlotte, NC 28217
All directors and executive officers as a group (5 persons)	9,356,667		56.3%

*	Less than one percent (1%).

(1)	As reported on a Schedule 13G filed on March 28, 2007 by Bonanza Capital, Ltd. Includes 450,000 shares of common stock that may be purchased upon the exercise of warrants. Such warrants are not exercisable to the extent that their exercise would cause the holder to be the beneficial owner of more than 4.99% of the Company’s common stock.

(2)	As reported on a Schedule 13G filed on March 28, 2007 by J. Carlo Cannell and a Form 4 filed by Cannell Capital LLC on February 27, 2007. Includes 1,050,000 shares of common stock that may be purchased upon the exercise of warrants. Such warrants are not exercisable to the extent that their exercise would cause the holder to be the beneficial owner of more than 4.99% of the Company’s common stock.

(3)	Mr. Exley also has a potential minority beneficial interest in 536,000 shares held by Exley Management Services LLC, a company principally owned and controlled by his father. Because Mr. T. Yates Exley cannot control the disposition or the voting of the shares held in this company, they have not been allocated to him as part of his beneficial holdings. Includes approximately 85,000 shares of common stock issuable upon conversion of a convertible promissory note held in trust for the benefit of Mr. Exley’s children.

(4)	Includes 60,000 shares of common stock that may be purchased upon the exercise of options.

(5)	Includes approximately 85,000 shares of common stock issuable upon conversion of a convertible promissory note held by Mr. Gruder’s children.

(6)	Includes 250,000 shares of common stock that may be purchased upon the exercise of options.
EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2006.

Number of
securities
	Number of	Weighted	remaining
	securities to be	average	available for future
	issued upon	exercise	issuance under
	exercise of	price of	equity
	outstanding	outstanding	compensation
	options,	options,	plans (excluding
	warrants and	warrants	securities reflected
Plan Category	rights (1)	and rights	in the first column)
Equity compensation plans approved by security holders	807,000	$3.33	1,193,000
Equity compensation plan not approved by security holders	—		—

Total	807,000	3.33	1,193,000

(1)	Represents shares of the Company’s Common Stock issuable in connection with such equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     On September 24, 2004, EDT Acquisition LLC, a Michigan limited liability company then owned by Robert Gruder and T. Yates Exley, acquired a 95% interest in Electronic Defense Technologies, LLC, an Ohio limited liability company. The interest was acquired in exchange for $250,000 in cash and a $200,000 note payable at 4% interest due on or before March 24, 2006 from EDT Acquisition, LLC. The 95% interest in Electronic Defense Technologies, LLC together with the remaining 5% interest in the same company was then transferred on the same day to Stinger Systems in exchange for the issuance by Stinger Systems of 9,750,000 shares of Stinger Systems’ common stock. This transaction transferred control of Stinger Systems to Robert Gruder and T. Yates Exley by virtue of their ownership of EDT Acquisition LLC which held 9,250,000 common shares of Stinger Systems. Mr. Gruder serves as Chief Executive Officer and Chairman of the Board of Directors. Mr. Exley is a member of the Board. Mr. Gruder’s portion of the shares of Stinger Systems formerly held in EDT Acquisition, LLC have been paid out of EDT Acquisition, LLC and are held by him directly. It is the responsibility of the Company’s Audit Committee to review all transactions or arrangements between our company and any of its directors, officers, principal shareholders or any of their respective affiliates, associates or related parties.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
     The fees billed by Killman, Murrell & Company, P.C. for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for 2006 and 2005, the review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, as well as the review and consent for the Company’s other filings for 2006 and 2005 were $40,000 and $33,700, respectively.
Audit-Related Fees
     The fees billed by Killman, Murrell & Company, P.C. for professional services rendered for assurance and related services that are reasonably related to the audit of the Company’s annual consolidated financial statements for 2006 and 2005 were $0 and $27,200, respectively.
Tax Fees
     The fees billed by Killman, Murrell & Company, P.C. for professional services rendered for tax compliance, tax advice and tax planning for 2006 and 2005 were $0 and $3,000, respectively.
All Other Fees
     In 2006 and 2005, Killman, Murrell & Company, P.C. did not bill the Company for any services other than those described above.
Pre-Approval of Non-Audit Services
     Management may use Killman, Murrell & Company, P.C. for non-audit services that are permitted under SEC rules and regulations, provided that management obtain the Audit Committee’s approval before such services are rendered.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this Annual Report:
          (1) Index to Consolidated Financial Statements

Page
Number
Report of Independent Registered Public Accounting Firm Killman, Murrell & Company, P.C.	2
Financial Statements
Consolidated Balance Sheets as of December 31, 2005 and 2004	3
Consolidated Statements of Operations for the year ended December 31, 2005 and for the Period September 24, 2004 to December 31, 2004	5
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2005 and for the Period September 24, 2004 to December 31, 2004	6
Consolidated Statements of Cash Flows for the year ended December 31, 2005 and for the Period September 24, 2004 to December 31, 2004	8
Notes to Consolidated Financial Statements	10
Pro Forma Combined Statement of Operations
          (2) Financial Statement Schedules
            Financial statement schedules are omitted because they are not required.
          (3) Exhibits
The following exhibits are filed with this Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	By-laws (1)
4.1	Specimen Common Stock Certificate of Registrant (1)
10.1	Form of Securities Purchase Agreement used in the December 2004 506 offering (1)
10.2	Form of warrant used in the December 2004 506 offering (1)
10.3	Form of Registration Rights Agreement used in the December 2004 506 offering (1)
10.4	Employment Agreement with Mr. Cuny (2)
10.5	Employment Agreement with Mr. Killoy (2)
10.6	Severance Agreement with Mr. Cuny (2)
10.7	Research Agreement — Wayne State University (2)
10.8	Independent Manufacturer’s Representative Agreement (2)
10.9	Stinger Systems Distributor Agreement (2)
10.10	Settlement Agreement, Release and Covenant Not to Sue with Mr. Killoy (3)
10.11	Purchase Agreement (3)
10.12	Cancellation Agreement (3)
10.13	Agreement between Mr. McNulty and CM Partners (3)
10.14	Assignment of Inventions (3)
10.15	Patent Assignment (3)
10.16	Modification Letter Agreement with Mr. McNulty (4)
10.17	Amendment and Exercise Agreement (5)
10.18	Form of New Warrant (5)
10.19	Registration Rights Agreement used in the January 2007 offering (5)
21.1	List of Subsidiaries (1)
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Section 906 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Section 906 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Form S-1/A on February 8, 2005.

(2)	Previously filed as an exhibit to Form S-1/A on July 20, 2005.

(3)	Previously filed as an exhibit to Form S-1/A on September 20, 2005.

(4)	Previously filed as an exhibit to Form S-1/A on November 10, 2005.

(5)	Previously filed as an exhibit to Current Report on Form 8-K on January 26, 2007
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STINGER SYSTEMS, INC.
By:	/s/ David J. Meador
David J. Meador
Chief Financial Officer

Dated April 16, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ Robert F. Gruder	Chief Executive Officer and Director	April 16, 2007
Robert F. Gruder	(Principal Executive Officer)
/s/ David J. Meador	Chief Financial Officer	April 16, 2007
David J. Meador	(Principal Financial and Accounting Officer)
/s/ T. Yates Exley
T. Yates Exley	Director	April 16, 2007
/s/ Michael Racaniello
Michael Racaniello	Director	April 16, 2007
/s/ Andrew P. Helene
Andrew P. Helene	Director	April 16, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm Killman, Murrell & Company, P.C.	2
Consolidated Balance Sheets as of December 31, 2006 and 2005	3
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and for the Period September 24, 2004 to December 31, 2004	5
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006 and 2005 and for the Period September 24, 2004 to December 31, 2004	6
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and For Period September 24, 2004 to December 31, 2004	8
Notes to Consolidated Financial Statements	10

Killman, Murrell & Company, P.C.
Certified Public Accountants

3300 N. A Street, Bldg. 4, Suite 200	1931 E. 37th Street, Suite 7	2626 Royal Circle
Midland, Texas 79705	Odessa, Texas 79762	Kingwood, Texas 77339
(432) 686-9381	(432) 363-0067	(281) 359-7224
Fax (432) 684-6722	Fax (432) 363-0376	Fax (281) 359-7112
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Stinger Systems, Inc.
Tampa, Florida
     We have audited the accompanying consolidated balance sheets of Stinger Systems, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006 and 2005, and for the period September 24, 2004 to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stinger Systems, Inc. as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the year ended December 31, 2006 and 2005, and for the period September 24, 2004 to December 31, 2004 in conformity with United States generally accepted accounting principles.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.
Houston, Texas
March 30, 2007

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2006	2005
CURRENT ASSETS
Cash	$121,047	$2,408,556
Accounts Receivable, net of $1,800 Allowance for Uncollectible Accounts in 2006 and 2005	46,978	32,591
Inventories, at cost	292,426	199,765
Prepaid Expenses and Other Current Assets	41,747	653,132

TOTAL CURRENT ASSETS	502,198	3,294,044

EQUIPMENT AND FURNITURE

Equipment and Furniture, net of accumulate depreciation of $52,982 and $14,685 in 2006 and 2005	303,295	353,388

OTHER ASSETS, net of Accumulated
Intangible Assets, net of accumulated amortization of $763,616 and $381,813 in 2006 and 2005	2,339,004	2,720,807
Other Assets	11,496	6,711

TOTAL OTHER ASSETS	2,350,500	2,727,518

TOTAL ASSETS	$3,155,993	$6,374,950

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2006	2005
CURRENT LIABILITIES
Accounts Payable	$1,375,594	$542,406
Accrued Liabilities	79,341	175,997
Insurance Note Payable	—	267,635
Notes Payable-Related Party	962,500	62,500

TOTAL CURRENT LIABILITIES	2,417,435	1,048,538

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Common Stock, $0.001 Par Value; 50,000,000 Shares Authorized, 15,068,500 and 14,993,500 Shares Issued and Outstanding at December 31, 2006 and 2005, respectively	15,069	14,994
Additional Paid-In Capital	25,945,830	24,227,414
Retained Deficit	(25,222,341)	(18,915,996)

TOTAL STOCKHOLDERS’ EQUITY	738,558	5,326,412

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,155,993	$6,374,950

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period
			September 24, 2004
	Year Ended	Year Ended	to December 31,
	December 31, 2006	December 31, 2005	2004
SALES	$454,454	$469,997	$63,306
COST OF PRODUCT SOLD	661,792	609,279	51,686

GROSS (LOSS) MARGIN	(207,338)	(139,282)	11,620
SELLING EXPENSES	243,585	344,103	45,348
GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	953,119	782,605	78,829
Employee Acquisition Cost	10,686	3,475,000	7,520,000
Employee Severance Cost	895	719,346	—
Other	3,765,173	2,952,269	1,131,303
Depreciation and Amortization	462,759	396,094	404
Research and Development	657,411	1,363,059	55,935

LOSS FROM OPERATIONS	(6,300,966)	(10,171,758)	(8,820,199)
INTEREST INCOME	25,931	98,605	—
INTEREST EXPENSE	(31,310)	(12,376)	(10,268)

LOSS BEFORE INCOME TAXES	(6,306,345)	(10,085,529)	(8,830,467)
PROVISIONS FOR INCOME TAXES	—	—	—

NET LOSS	$(6,306,345)	$(10,085,529)	$(8,830,467)

NET LOSS PER SHARE
Basic	$(0.42)	$(0.67)	$(0.70)

Diluted	$(0.42)	$(0.67)	$(0.70)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK EQUIVALENT SHARES OUTSTANDING
Basic	15,038,500	14,997,346	12,640,900

Diluted	15,038,500	14,997,346	12,640,900

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005, AND
FOR THE PERIOD SEPTEMBER 24, 2004 TO DECEMBER 31, 2004

				Deficit
				Accumulated
	Common Stock		Additional	During
	Number of		Paid-In	Developmental	Retained
	Shares	Par Value	Capital	Stage	Deficit	Total
Balance, September 24, 2004	11,000,000	$11,000	$1,960	$(12,960)	$—	$—
Acquisition of Subsidiary Cancellation of Common Shares	(10,000,000)	(10,000)	10,000	—	—	—
Reclassification of Accumulated Deficit	—	—	(12,960)	12,960	—	—
Acquisition Shares Issued	9,750,000	9,750	464,550	—	—	474,300

Balance, September 24, 2004	10,750,000	10,750	463,550	—	—	474,300
Sale of Common Stock, Net of $665,035 of Offering Costs	3,222,000	3,222	10,231,743	—	—	10,234,965
Common Stock Issued for Patents	25,000	25	354,975	—	—	355,000
Common Stock Issued For Services	921,500	922	725,278	—	—	726,200
Common Stock Issued in Payment of Debt and Interest	10,000	10	106,933	—	—	106,943
Stock Options Issued to Executive Officer	—	—	7,520,000	—	—	7,520,000
Stock Option Issued for Services	—	—	12,500	—	—	12,500
Net Loss,	—	—	—	—	(8,830,467)	(8,830,467)

Balance, December 31, 2004	14,928,500	14,929	19,414,979	—	(8,830,467)	10,599,441
Compensation Recognized for Stock Grant	—	—	1,925,000	—	—	1,925,000
Common Stock Issued for Patent	75,000	75	1,387,425	—	—	1,387,500
Stock Options Issued To Employees	—	—	1,550,000	—	—	1,550,000
Repurchase of Common Stock	(10,000)	(10)	(49,990)	—	—	(50,000)
Net Loss	—	—	—	—	(10,085,529)	(10,085,529)

Balance, December 31, 2005	14,993,500	14,994	24,227,414	—	(18,915,996)	5,326,412
Common Stock Issued for Services	75,000	75	166,800	—	—	166,875
Stock Options Issued To Employees	—	—	1,551,616	—	—	1,551,616
Net Loss	—	—	—	—	(6,306,345)	(6,306,345)

Balance, December 31, 2006	$15,068,500	$15,069	$25,945,830	$—	$(25,222,341)	$738,558

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For the Year	For the Year	September 24, 2004
	Ended	Ended	to December 31,
	December 31, 2006	December 31, 2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,306,345)	$(10,085,529)	$(8,830,467)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	462,759	396,094	404
Stock Option Expense	1,551,616	—	—
Stock Issued for Services	166,875	—	738,700
Employee Acquisition Cost	—	3,475,000	7,520,000
Loss on Sale of Assets	3,381	—	—
Asset Impairment (included in Cost of Product Sold)	201,943	—	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(14,387)	(11,818)	(9,513)
Inventory	(92,661)	(121,603)	16,617
Inventory Deposits	—	139,190	(139,190)
Prepaid Expenses	748,677	231,699	1,946
Other Assets	(4,785)	(5,417)	1,756
Accounts Payable	833,188	539,854	(24,335)
Accrued Liabilities	(96,656)	(315,921)	312,026

NET CASH USED IN OPERATING ACTIVITIES	(2,546,395)	(5,758,451)	(412,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(91,065)	(261,905)	(28,218)
Purchase of Patent	—	—	(100,000)
Proceeds from Sale of Assets	1,157	—	—

NET CASH USED IN INVESTING ACTIVITIES	(89,908)	(261,905)	(128,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Sales	—	—	10,234,965
Proceeds from issuance of Notes Payable	753,721	—	—
Payment on Insurance Notes Payable	(404,927)	(614,722)	(601,057)
Repurchase of Common Stock	—	(50,000)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	348,794	(664,722)	9,633,908

NET INCREASE (DECREASE) IN CASH	(2,287,509)	(6,685,078)	9,093,634
CASH BALANCE, BEGINNING OF PERIOD	2,408,556	9,093,634	—

CASH BALANCE, END OF PERIOD	$121,047	$2,408,556	$9,093,634

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	For the Year	For the Year	For the Period
	Ended	Ended	September 24, 2004
	December 31,	December 31,	to December 31,
	2006	2005	2004
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Subsidiary Assets Acquired	$—	$—	$(1,376,579)
Liabilities Assumed	—	—	902,279
Par Value of Stock Issued	—	—	9,750
Additional Paid-In Capital	—	—	464,550
Investment in Intangible Patents	—	—	(1,817,500)
Common Stock Issued for Intangible Patents	—	—	100
Additional Paid-In Capital for Intangible Patents	—	—	1,742,400
Accrued Liabilities Assumed for Intangible Patents	—	—	75,000
Note Payable Cancelled for Stock	—	—	(106,943)
Common Stock Issued in Satisfaction of Debt	—	—	10
Additional Paid-In Capital Issued in Satisfaction of Debt	—	—	106,933
Common Stock Cancelled on September 24, 2004	—	—	(10,000)
Additional Paid-In Capital from Stock Cancellation	—	—	10,000
Retained Deficit Eliminated Against Paid-In Capital on September 24, 2003	—	—	12,960
Reduction in Paid-In Capital From Elimination of Retained Deficit	—	—	(12,960)
Common Stock Issued From Conversion of Redeemable Common Stock	—	75	—
Additional Paid-In Capital From Conversion of Redeemable Common Stock	—	1,387,425	—
Conversion of Redeemable Common Stock to Common Stock	—	(1,387,500)	—
Prepaid Insurance	(268,797)	(882,357)	—
Insurance Note Payable	268,797	882,357	—
Purchase of Equipment	(146,279)	—	—
Notes Payable-Related Parties	146,279	—	—

	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$9,066	$9,767	$9,626

Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
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
DECEMBER 31, 2006 and 2005
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.
Inventories
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005
Raw Materials and Work-in Progress	$216,865	$175,882
Finished Goods	75,561	23,883

	$292,426	$199,765

Furniture and Equipment
Furniture and equipment are stated at cost net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from two and one half to five years. Items acquired in connection with the acquisition of EDT were recorded at estimated fair values. At December 31, 2006 and 2005, furniture and equipment consisted of the following:

	Useful	December 31,	December 31,
	Life	2006	2005
Furniture	5 Years	$21,825	$18,070
Machinery	3 Years	143,495	87,059
Mold For Stun Gun	2.5 Years	160,841	237,532
Computers and Equipment	3 Years	30,116	25,412

		356,277	368,073
Accumulated Depreciation		(52,982)	(14,685)

		$303,295	$353,388

(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
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
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Advertising
Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2006 and 2005 and the period from September 24, 2004 to December 31, 2004, advertising costs were $11,459, $170,661 and $36,543, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. During the years ended December 31, 2006 and 2005 and the period from September 24, 2004 to December 31, 2004, research and development costs were $657,411, $1,363,059 and $55,935, respectively.
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
Net (Loss) Per Share
Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings Per Share. Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive. The weighted average diluted shares would have been 17,226,485 and 15,761,136 at December 31, 2006 and 2005, respectively, had they not been anti-dilutive.
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
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other Comprehensive Income
The Company has no material components of other income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.
Warranty Costs
The Company warrants its products against manufacturing defects for a period of one year. The Company assumed warranty coverage for products sold by EDT from September 24, 2003 thru September 24, 2004. For the period September 24, 2004 through December 31, 2006, the Company has had no warranty claims. The Company has no history of material warranty claim expenses and has not provided a liability for future warranty expense as of December 31, 2006, as it is management’s opinion that such liability is immaterial as of December 31, 2006. Once sales of the new stun guns commence, the Company expects to make an accrual for warranty claims based on sales.
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This statement does not require any new fair value measurements, but the application of this statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company’s consolidated financial position and results of operations.
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN No. 48 on January 1, 2007. The Company’s adoption of this guidance will not have a material effect on the Company’s consolidated financial position or results of operations.
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Year Ended
December 31, 2005
Per share information Basic, as reported	$(0.67)
Basic, pro forma	$(0.70)
Diluted, as reported	$(0.67)
Diluted, pro forma	$(0.70)
The fair value of stock based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2006 and 2005.

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
Estimated fair value	$2.29	$14.47
Expected life (years)	5.00	4.64
Risk free interest rate	4.57%	4.21%
Volatility	135%	139%
Dividend yield	—	—
Fair Value of Financial Instruments
The carrying amount for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their immediate or short-term maturities. The fair value of notes payable approximates fair value because of the market rate of interest on the debt.
Reclassification
Certain reclassifications have been made to previous reported amounts, so that the prior year’s presentation is comparative with the current presentation.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
NOTE 3: INTANGIBLE ASSETS
Intangible assets consist of the following at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Patent for Stun Gun	$2,672,620	$2,672,620
Patent for Camera	430,000	430,000

	3,102,620	3,102,620
Accumulated Amortization	(763,616)	(381,813)

	$2,339,004	$2,720,807

The intangibles are amortized over the estimated life of seven years, beginning the first quarter of 2005. No amortization was recorded as of December 31, 2004 because no products for which these patents pertain had been produced for sale as of December 31, 2004.
Estimated amortization for intangible assets is as follows:

Year	Amount
2007	$443,231
2008	443,231
2009	443,231
2010	443,231
2011	443,231
Thereafter	122,849

$2,339,004

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
NOTE 4: OPERATING LEASES
The Company has entered into operating leases for office and warehouse space, which runs through November of 2008 and March of 2009, respectively. Rent expense was $135,854 and $80,745 during the year ended December 31, 2006 and December 31, 2005, respectively and $8,460 for the period of September 24, 2004 through December 31, 2004.
The Company’s corporate office includes 4,454 square feet, in which the Company pays $6,951 per month for this space on a sub-lease running through November 2008.
The Company’s production and manufacturing facility includes approximately 9,200 square feet of warehouse, manufacturing, office, and storage space. The Company pays $5,332 to $5,491 per month for this space for a three year lease term. The initial lease term ends March 31, 2009, in which the Company has an option to renew for two additional consecutive two year terms.
Future minimum lease payments under operating leases as of December 31, 2006 are $147,389 in 2007, $141,873 in 2008 and $16,474 in 2009.
NOTE 5: COMMITMENTS
As of December 31, 2004, the Company had committed to purchase 10,000 stun guns for a total of $1,265,700, of which $100,000 was paid in late December 2004, leaving a commitment of $1,165,700. During the first quarter of 2005, the Company paid an additional $168,375 of the commitment. Upon delivery of a partial order of stun gun parts, the parts were determined to be defective. During March 2005, the Company wrote off the $268,375 of the cost incurred and terminated its commitment, and accordingly, is no longer obligated for the balance of the commitment.
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

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
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
During November and December of 2004, the Company issued a total of 100,000 shares of common stock for patents pertaining to the projectile stun guns and a miniature camera. These shares were recorded at the market value quoted in the pink sheets as of the date of issuance ($1,742,500). The recipient of 75,000 of the 100,000 shares issued had the right to rescind the transaction if a registration statement was not effective by the Company as of a specific date. As a result of this redeemable feature, the 75,000 shares of common stock were classified as “Redeemable Common Stock” with a liquidation value of $1,387,500 (the value assigned to the stock on issuance at December 31, 2004. On November 14, 2005, when the registration statement became effective, the individual no longer had the right to rescind the transaction, so the 75,000 shares were taken out of Redeemable Common stock and shown as issued common stock.
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
DECEMBER 31, 2006 and 2005
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
In April 2006, the Company granted 75,000 shares of the Company’s common stock as part of the contracted compensation for investment relations services. The shares were valued at $166,875 ($2.225 per share, the price quoted on the OTC Bulletin Board on April 19, 2006) related to this compensation.
At December 31, 2006, the Company has 1,619,999 warrants outstanding to acquire shares of the Company’s common stock at prices ranging from $.01 to $7.50 per share.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
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

			Period From
	For the year Ended	For the Year Ended	September 24, 2004 to
	December 31, 2006	December 31, 2005	December 31, 2004
Benefit for Income Taxes Computed Using the Statutory Rate of 34%	$(2,144,157)	$(3,429,080)	$(3,002,359)
Difference Between Book Expense and Tax Expense of Charges for Stock Issued for Services	527,549	1,071,372	2,650,747
Other	23,683	1,548	275
Change in Valuation Allowance	1,592,925	2,356,160	351,337

Income Tax Benefit	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31, 2006	December 31, 2005
Deferred Tax Assets:
Net Operating Loss Carryforward	$4,214,528	$2,707,497
Depreciation and Amortization	85,894	—
Valuation Allowance	(4,300,422)	(2,707,497)

Net Deferred Tax Asset	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2006, the Company had net operating loss carryforwards of approximately $12,200,000 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2019. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
NOTE 9: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and administrative expenses, other includes the following:

			For the Period
			September 24,
			2004 to
	For the Year Ended	For the Year Ended	December 31,
	December 31, 2006	December 31, 2005	2004
Legal and Professional Fees	$825,251	$594,356	$479,698
Stock Option Expense	1,551,616	—	—
Liquidated Damages to Investors	—	964,343	—
Insurance Expense	765,824	573,117	—
Other	622,482	820,453	651,605

	$3,765,173	$2,952,269	$1,131,303

NOTE 10: NOTE PAYABLE
The note payable as of December 31, 2005 consists of a note payable to a premium finance company in the amount of $267,635 for premiums related to directors and officers insurance. The note is due in monthly installments including interest, of $90,107 through April 1, 2006.
NOTE 11: NOTES PAYABLE TO RELATED PARTIES
Notes payable to related parties at December 31, 2006 consisted of $962,500.
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
In December 2006, the Company issued a note payable to the same related party for $100,000 in which the proceeds were advanced to the Company. The terms of the note payable include a principal balance of $100,000, 10% interest per annum, and the note is due on demand.
In December 2006, the Company issued another note payable to the same related party for $100,000 in which the proceeds were advanced to the Company. The terms of the note payable include a principal balance of $100,000, 10% interest per annum, and the note is due on demand.
Notes payable at December 31, 2006, 2005, and 2004, consisted of two notes of $31,250 each to the two major shareholders. The notes bear interest at 4% per annum and are due on demand. The two shareholders have the right to receive payment of the note and accrued interest in common stock of the Company at a conversion rate of $0.40 per share. As of December 31, 2006, if the shareholders demand payment in stock, the Company would be obligated to issue 171,166 shares of common stock to the two major shareholders.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
NOTE 12: ACCRUED LIABILITIES
Accrued liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Accrued Payroll Liabilities	$12,578	$52,351
Accrued Interest	25,494	3,250
Accrued Severance Cost	—	60,976
Other Accruals	41,269	59,420

	$79,341	$175,997

NOTE 13: STOCK OPTION/STOCK BONUS PLAN
On April 14, 2005, the Company adopted the 2005 Stock Option/Bonus Plan (“Plan”). The Plan provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants, and non-employee directors of the Company. The Company has reserved 2,000,000 shares of common stock for future issuance under the Plan. As of December 31, 2006 there remains 1,193,000 shares which may be issued under the plan.
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
The Plan is administered by the Board of Directors (the “Board”). The Board has the power to determine which eligible employees will receive awards, the timing and the manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the grant date), the number of shares, and all of the terms of the awards. The Company may at any time amend or terminate the Plan. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of an amendment to the Plan is necessary only when required by applicable law or stock exchange rules.
The following summarizes stock option activity under the Plan and related information as of December 31, 2006:

		Weighted Average
	Shares	Exercise Price
Outstanding beginning of year	75,000	$5.65
Granted	737,000	3.10
Exercised	—	—
Cancelled	(5,000)	3.92

Outstanding end of year	807,000	3.33

Exercisable end of year	575,000	3.95

The following summarizes stock option activity under the Plan and related information as of December 31, 2005:

		Weighted Average
	Shares	Exercise Price
Outstanding beginning of year	—	$—
Granted	90,000	5.82
Exercised	—	—
Cancelled	(15,000)	6.67

Outstanding end of year	75,000	5.65

Exercisable end of year	75,000	5.65

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
NOTE 14: LITIGATION
The Company has been responding to an investigation by the Securities and Exchange Commission (“SEC”), which commenced in December 2004. In connection with the investigation, the Company has received a “Wells Notice” from the SEC indicating that the staff intends to recommend that the SEC institute an action against the Company, alleging that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 5(a), 5(c), and 17(a) of the securities Act of 1933. The proposed allegations relate to purported representations that the Company made about one of the Company’s products regarding when the Company would be shipping the product, the product’s status with the Bureau of Alcohol, Tobacco, and Firearms, the performance of the product, and where the Company’s stock was trading. The allegations further related to the lack of registration for sales of stock in late 2004, made by three individuals who were not officers, directors, or employees of the Company. Under the Wells process established by the SEC, the Company has been provided an opportunity to respond in writing before the staff makes a formal recommendation to the SEC regarding any action. The Company has responded to the Wells Notice and is fully cooperating with the SEC to resolve this matter as promptly as practicable. A judgment from this action adverse to the Company’s interests could jeopardize our business operations and exhaust the Company’s cash reserve and investors may lose their entire investment.
The Company is involved in litigation with its insurer, USF Insurance Company (USF), in which USF filed a case against Stinger Systems (Case No. 3:06-Civ-302-K) in the United States District Court for the Western District of North Carolina, Charlotte Division. In the suit, USF seeks to recover a payment paid by USF on our behalf in connection with the settlement of a prior litigation, together with interest and attorneys fees and costs. Stinger has brought a counterclaim against USF to recover amounts expended in defending the prior litigation, as well as attorney’s fees and costs with respect to the USF action. We intend to vigorously contest this action, but can provide no assurance as to the eventual outcome. An adverse outcome in this action may have a material adverse effect on our business and results of operations.
On January 9, 2007, Taser International, Inc. filed a complaint against Stinger Systems, Inc. that alleges patent infringement, false advertising, and patent false marking in its case, Taser International, Inc. v. Stinger Systems, Inc., in United States District Court for the District of Arizona, Case CV-07-0042-PHX-DGC. The case is also seeking punitive damages. Absent modification or other unexpected event, the Company will incur no legal fees for its defense in this case as the Company’s attorney has agreed upon entry of appearance to act as its attorney in the case without fee. An adverse outcome in this action may have a material adverse effect on our business and results of operations.
      On December 17, 2004, Taser International filed a case against Stinger Systems, Inc. and its Chief Executive Officer, Robert Gruder. Case Number 3:04CV620K styled Taser International, Inc. v. Stinger Systems, Inc. and Robert F. Gruder, pending in the United States District Court for the Western District of North Carolina. The lawsuit between Taser International and Stinger Systems has been settled. Due to the confidentiality agreement entered into between the parties, the parties are prohibited from disclosing any of the terms of the settlement. As a result of this settlement, each party’s claims against the other will be voluntarily dismissed.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005
NOTE 15: SUMMARIZED QUARTERLY DATA (UNAUDITED)
The following information reflects all normal recurring adjustments that are in the opinion of management, necessary for a fair statement of the results of the interim periods.
The table below presents quarterly data for the year ended December 31, 2006:

	Three months ended
	March 31	June 30	September 30	December 31
Revenues	$118,138	$110,751	$109,843	$115,722
Loss from operations	(2,375,726)	(1,832,115)	(1,074,170)	(1,018,955)
Net Loss	(2,366,203)	(1,828,648)	(1,075,679)	(1,035,815)
Basic net loss per share	(0.16)	(0.12)	(0.07)	(0.07)
Diluted loss per share	$(0.16)	$(0.12)	$(0.07)	$(0.07)
The table below presents quarterly data for the year ended December 31, 2005:

	Three months ended
	March 31	June 30	September 30	December 31
Revenues	$124,095	$145,511	$126,601	$73,790
Loss from operations	(3,508,997)	(2,200,604)	(3,017,679)	(1,444,478)
Net Loss	(3,508,873)	(2,165,644)	(2,986,274)	(1,424,738)
Basic net loss per share	(0.23)	(0.14)	(0.20)	(0.10)
Diluted loss per share	$(0.23)	$(0.14)	$(0.20)	$(0.10)
NOTE 16: LIQUIDITY AND CAPITAL RESOURCES
     The Company has experienced significant operating losses since its inception in 2004. The process of developing and commercializing the Company’s products requires significant research and development, engineering, testing, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future while the Company introduces its Stinger product line to the marketplace. To date, revenues recognized from its current products have not been sufficient for the Company to achieve or sustain profitability. The Company believes it is unlikely that its existing cash resources will be sufficient to fund its operations for 2007 at its planned levels of research, development, sales, and marketing activities. Thus, execution of its current strategies will require it to raise additional capital through debt or equity transactions in order to finance its operations through 2007. The Company believes that additional financing may be available to it, but there can be no guarantee that financing will be available on acceptable terms or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts, or effect changes to its facilities or personnel, and its ability to operate as a going concern may be adversely impacted.
NOTE 17: SUBSEQUENT EVENTS
     On January 25, 2007, the Company and certain existing warrant holders (the “Warrant Holders”) entered into an amendment and exercise agreement (the “Agreement”) pursuant to which (i) the Company reduced the exercise price of the warrants then held by the Warrant Holders (the “Existing Warrants”) to $0.60 per share; (ii) the Warrant Holders exercised all of the Existing Warrants at an exercise price of $0.60 per share and acquired 999,999 shares of the Company’s common stock; and (iii) the Company issued to the Warrant Holders new warrants (the “New Warrants”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The Company granted the Warrant Holders certain registration rights with respect to the resale of the shares issued upon exercise of the Existing Warrants and the shares to be issued upon exercise of the New Warrants. Neither the shares issued upon exercise of the Existing Warrants or the shares issuable upon exercise of the New Warrants have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.
     On March 19, 2007, the Company and a certain investor entered into a Securities Purchase Agreement for the investor to subscribe and acquire 140,187 shares of the Company’s common stock at a purchase price of $1.07 per share, pursuant to the agreement. The Company granted the investor certain registration rights with respect to the resale of the shares issued. The shares issued have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The shares were offered and sold only to “accredited investors” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.
     On March 28, 2007, the Company and a certain investor entered into a Securities Purchase Agreement for the investor to subscribe and acquire 93,458 shares of the Company’s common stock at a purchase price of $1.07 per share, pursuant to the agreement. The Company granted the investor certain registration rights with respect to the resale of the shares issued. The shares issued have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The shares were offered and sold only to “accredited investors” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.
(Continued)