Form 10-Q
period 2007-03-31
STINGER SYSTEMS, INC
filed 2007-05-15
CIK 1306944

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 16,302,144 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of March 31, 2007.

STINGER SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$125,922	$121,047
Accounts Receivable, net of $1,800 allowance for uncollectible accounts in 2007 and 2006	39,295	46,978
Inventories, at cost	316,632	292,426
Prepaid Expenses and Other Current Assets	66,294	41,747

TOTAL CURRENT ASSETS	548,143	502,198

EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulated depreciation of $65,006 and $52,982 in 2007 and 2006	341,844	303,295

OTHER ASSETS
Intangible Assets, net of accumulated amortization of $859,067 and $763,616 in 2007 and 2006	2,243,553	2,339,004
Other Assets	11,496	11,496

TOTAL OTHER ASSETS	2,255,049	2,350,500

TOTAL ASSETS	$3,145,036	$3,155,993

See accompanying notes.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$1,254,482	$1,375,594
Accrued Liabilities	109,441	79,341
Capital Lease Obligation, current portion	5,643	—
Notes Payable-Related Parties	962,500	962,500

TOTAL CURRENT LIABILITIES	2,332,066	2,417,435

Capital Lease Obligation, long-term portion	18,940	—

TOTAL LIABILITIES	2,351,006	2,417,435

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 16,302,144 and 15,068,500 Shares Issued and Outstanding at March 31, 2007 and December 31, 2006, respectively	16,302	15,069
Additional Paid-In Capital	26,921,702	25,945,830
Retained Deficit	(26,143,974)	(25,222,341)

TOTAL STOCKHOLDERS’ EQUITY	794,030	738,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,145,036	$3,155,993

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
REVENUES
Sales	$96,169	$118,138
Cost of Product Sold	98,052	72,755

GROSS (LOSS) MARGIN	(1,883)	45,383

SELLING EXPENSES	40,726	72,071

GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	296,910	206,051
Employee Acquisition Cost	1,144	—
Employee Severance Cost	480	—
Other	334,808	1,842,323
Depreciation and Amortization	107,473	103,858
Research and Development	116,468	196,806

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	857,283	2,349,038

LOSS FROM OPERATIONS	(899,892)	(2,375,726)
INTEREST INCOME	1,814	15,958
INTEREST EXPENSE	(23,555)	(6,435)

LOSS BEFORE INCOME TAXES	(921,633)	(2,366,203)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(921,633)	$(2,366,203)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	15,876,911	14,993,500

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(921,633)	$(2,366,203)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	107,473	103,858
Stock Option Expense	127,107	1,031,822
Changes in Operating Assets and Liabilities
Accounts Receivable	7,683	(17,533)
Inventory	(24,206)	10,452
Prepaid Expenses	(24,547)	203,733
Accounts Payable	(121,113)	186,930
Accrued Liabilities	30,100	(104,591)

NET CASH USED IN OPERATING ACTIVITIES	(819,136)	(951,532)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(22,264)	(13,779)

NET CASH USED IN INVESTING ACTIVITIES	(22,264)	(13,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	849,999	—
Payments on Capital Lease Obligation	(3,724)	—
Payments on Insurance Notes Payable	—	(334,115)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	846,275	(334,115)

NET INCREASE (DECREASE) IN CASH	4,875	(1,299,426)
CASH BALANCE, BEGINNING OF PERIOD	121,047	2,408,556

CASH BALANCE, END OF PERIOD	$125,922	$1,109,130

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Equipment	(28,307)	—
Capital Lease Obligation	28,307	—
Prepaid Insurance	—	(304,832)
Insurance Note Payable	—	304,832

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$186	$5,775

Taxes	$—	$—

See accompanying notes.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements for Stinger Systems, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2006. Operating results as of March 31, 2007 for the three-month period then ended are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined by SFAS No. 131 “Disclosures About Enterprise and Related Information.”, therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.
Reclassifications
Certain reclassifications have been made to the 2006 consolidated financial statements in order to conform to the 2007 presentation.
Loss per Share
Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of shares of common stock outstanding for the three month period ended March 31, 2007 and March 31, 2006 was 15,876,911 and 14,993,500, respectively. Options and warrants to purchase 2,977,001 and 1,800,000 shares of common stock were outstanding at March 31, 2007 and 2006, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.
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

NOTE 4: INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Raw Materials and Work-In Progress	$291,242	$216,865
Finished Goods	25,390	75,561

	$316,632	$292,426

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
The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Estimated fair value	$1.03	$2.95
Expected life (years)	2.50	2.50
Risk free interest rate	4.35%	4.75%
Volatility	137.1%	140.0%
Dividend yield	—	—

NOTE 6: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and Administrative Expenses — Other includes the following:

	Three Months Ended March 31,
	2007	2006
Legal and Professional Fees	$84,945	$345,623
Stock Option Expense	127,107	1,031,822
Insurance Expense	—	316,528
Other	122,756	148,350

	$334,808	$1,842,323

NOTE 7: CAPITAL LEASE OBLIGATION
In January 2007, the Company entered into a capital lease for a tool room mill machine in which the Company pays $631 per month for a term of four years, and the initial lease term ends December 2010. The lease agreement contains a bargain purchase option after the initial term of the lease or when the obligation has been completely performed, at which time the Company may purchase the leased equipment for $101.
NOTE 8: NOTES PAYABLE-RELATED PARTIES
The balance of the Company’s notes payable to related parties at March 31, 2007 and December 31, 2006 was $962,500.
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
Notes payable to related parties at March 31, 2007 and December 31, 2006 also consisted of two notes of $31,250 each to the two major shareholders. The notes bear interest at 4% per annum and are due on demand. The two shareholders have the right to receive payment of the note and accrued interest in common stock of the Company at a conversion rate of $0.40 per share. As of March 31, 2007 and December 31, 2006, if the shareholders demand payment in stock, the Company would be obligated to issue 172,884 and 171,166 shares, respectively, of common stock to the two major shareholders.
NOTE 9: CAPITAL STOCK TRANSACTIONS
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
NOTE 10: LIQUIDITY AND CAPITAL RESOURCES
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
NOTE 11: SUBSEQUENT EVENTS
On April 23, 2007, the Company and a certain investor entered into a Securities Purchase Agreement for the investor to subscribe and acquire 170,000 shares of the Company’s common stock at a purchase price of $0.60 per share, pursuant to the agreement. The Company granted the investor certain registration rights with respect to the resale of the shares issued. The shares issued have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The shares were offered and sold only to “accredited investors” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.

On May 15, 2007, the Company and certain investors entered into a Convertible Senior Promissory Note (“Note”) to loan the Company $204,000 at a rate of 10% per annum. The Note is due and payable on the earlier of May 31, 2009 or when the Company achieves revenues of $8,000,000 annually beginning June 1, 2007. The Company has the right to convert the Note into the Company’s common stock upon achieving $8,000,000 in revenues annually beginning June 1, 2007 at a rate of $0.60 per share, pursuant to the agreement. The investor reserves the right to convert the Note into the Company’s common stock at any time at the discretion of the investor.

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
Forward-Looking Statements
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements concerning: (a) the timely development and acceptance of new products, (b) sources of supply and concentration of customers, (c) acceptance in the marketplace, establishment and expansion of our distribution channels, (d) endorsement of opinion leaders in the law enforcement community, (e) implementation risks of manufacturing automation, (f) risks associated with rapid technology change, (g) impact of media publicity, (h) dependence upon sole or limited source suppliers, (i) existing or potential lawsuits, (j) risks of governmental regulations and (k) dependence upon key employees and other factors detailed in the Company’s filings with the SEC. These factors should not be considered exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the SEC.
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
     Once the Stinger is ready for commercial deployment, the Company’s success will be dependent upon its ability to attract high quality distributors and manufacturer’s representatives to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record selling firearms to the law enforcement, correctional, and/or military community. The Company is unable to provide forecasts as to the number of Stingers it anticipates selling. As of March 31, 2007, the Company has contracts with thirteen (13) U.S. distributors, twenty (20) International distributors, and two (2) U.S. manufacturers’ representative groups. The Company has trained all its U.S. distributors and manufacturers representatives in the use of its products.
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

Results of Operations
     Revenues. Revenue decreased $21,969 or 19% to $96,169 for the three months ended March 31, 2007 compared to $118,138 for the three months ended March 31, 2006. The decrease from 2006 to 2007 was due to the limited sales volume of our existing products in the first quarter of 2007.
     Cost of Goods Sold. Cost of Goods Sold increased $25,297 or 35% to $98,052 for the three months ended March 31, 2007 compared to $72,755 for the three months ended March 31, 2006. The increase from 2006 to 2007 was primarily due to an inventory write-off in 2007 for obsolete raw materials in our inventory. The cost of production for the three months ended March 31, 2007, includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
     Gross Margin. Gross margin decreased $47,266 to $(1,883) for the three months ended March 31, 2007 compared to $45,383 for the three months ended March 31, 2006. The decrease in gross margin for the three month period was principally due to an increase in the costs of goods sold related to an inventory write-off for obsolete raw materials in 2007.
     Selling Expenses. Selling Expenses decreased $31,345 to $40,726 for the three months ended March 31, 2007 compared to $72,071 for the three months ended March 31, 2006. The decrease was based primarily on decreased expenses related to our efforts to promote current products and the branding of the Stinger name.
     General and Administrative Expenses. General and Administrative (G&A) expenses decreased $1,491,755 or 64% to $857,283 for the three months ended March 31, 2007 compared to $2,349,038 for the three months ended March 31, 2006. Employee acquisition costs for the three months ended March 31, 2007 increased by $1,144 to $1,144 compared to $0 for the three months ended March 31, 2006. The increase from 2006 to 2007 was primarily due to the acquisition of warehouse employees. We did, however, incur stock based compensation expense of $127,107 for the three months ended March 31, 2007 related to the grant of stock options to our employees and directors as further explained in Note 5 in the Notes to Financial Statements. Additionally, other operating expenses for the three months ended March 31, 2007, include legal and professional fees of $84,945, and other costs in the amount of $122,756 compared to legal and professional fees of $345,623, insurance expense in the amount of $316,528, expenses related to stock options in the amount of $1,031,822 and other costs in the amount of $148,350 for the three months ended March 31, 2006.
     Research and Development Expenses. Research and Development (R&D) expenses decreased $80,338 or 41% to $116,468 for the three months ended March 31, 2007, compared to $196,806 for the three months ended March 31, 2006. The Company’s decrease in R&D expense is attributable to the advanced stages of product development, and the accumulated engineering knowledge associated with improving the design of the Stinger projectile stun gun product line. The Company expects to have ongoing research and development costs associated with future generations of the projectile stun gun product line.
     Interest Income. Interest income decreased $14,144 to $1,814 for the three months ended March 31, 2007, compared to $15,958 for the three months ended March 31, 2006. The decrease from 2006 to 2007 was due to a reduction in working capital.
     Net Loss. Net loss decreased by $1,444,570 or 61% to $(921,633) or $(0.06) per common share for the three months ended March 31, 2007 compared to a net loss of $(2,366,203) or $(0.16) per common share for the three months ended March 31, 2006. The improvement in the net loss was due primarily to the decrease in stock option expense, and the reduction of legal and professional fees, research and development, and insurance expense.
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
     At March 31, 2007, we had negative working capital of approximately $(1,803,000), including a cash balance of approximately $126,000. This represents an increase in working capital of approximately $112,000 from working capital of ($1,915,000) at December 31, 2006 and a cash balance of approximately $121,000. This increase in working capital is principally due to a decrease in insurance expense, as well as decreased legal and professional fees. Operating activities for the three months ended used cash of $819,136 and $951,532 during 2007 and 2006, respectively. The decrease in the negative cash flow from operating activities during the three months ended March 31, 2007, as compared to 2006 was primarily due to the decrease in stock option expense and the general timing of obligations. The Company had a decrease of 49% in general and administrative expenses (excluding depreciation, amortization, and stock option expense).
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
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of March 31, 2007, we have had no significant warranty claims on products sold. Once significant volume sales of our stun gun commence, we expect to make an accrual for warranty claims based on our sales volumes and warranty cost experience.
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
     Stock Options. We have a stock option plan under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. Prior to January 1, 2005, we accounted for grants to employees in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted with an exercise price equal to the quoted market value of our common stock at the date of grant, we recognized no stock compensation expense at the time of the grant in accordance with APB No. 25. As discussed more fully in the Notes to our Consolidated Financial Statements, as a result of the issuance of SFAS No. 123(R) in December 2004, we began to expense the fair value of our options as of January 1, 2006. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We account for equity instruments issued to non-employees in accordance with SFAS No. 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.
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
     On December 17, 2004, Taser International filed a case against Stinger Systems, Inc. and its Chief Executive Officer, Robert Gruder. Case Number 3:04CV620K styled Taser International, Inc. v. Stinger Systems, Inc. and Robert F. Gruder, pending in the United States District Court for the Western District of North Carolina. The lawsuit between Taser International and Stinger Systems has been settled. Due to the confidentiality agreement entered into between the parties, the parties are prohibited from disclosing any of the terms of the settlement. As a result of this settlement, each party’s claims against the other were voluntarily dismissed.
ITEM 1A. RISK FACTORS
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
     During 2006, the closing sales price of our stock has ranged from $0.55 to $4.75. Our stock closed on March 30, 2007 at $1.26 per share.
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
     As of March 31, 2007, we had 16,302,144 shares issued and outstanding, 2,977,001 shares of common stock that could be issued upon the exercise of options, warrants, grants and convertible securities, of which 857,000 shares could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
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

STINGER SYSTEMS, INC. (Registrant)
Date: May 15, 2007	/s/ Robert F. Gruder
Robert F. Gruder
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	/s/ David J. Meador
David J. Meador
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.