Form 10-Q
period 2007-06-30
STINGER SYSTEMS, INC
filed 2007-08-14
CIK 1306944

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 16,452,144 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of June 30, 2007.

STINGER SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$13,480	$121,047
Accounts Receivable, net of $1,800 allowance for uncollectible accounts in 2007 and 2006	27,216	46,978
Inventories, at cost	248,488	292,426
Prepaid Expenses and Other Current Assets	37,727	41,747

TOTAL CURRENT ASSETS	326,911	502,198

EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulated depreciation of $101,214 and $52,982 in 2007 and 2006	320,410	303,295

OTHER ASSETS
Intangible Assets, net of accumulated amortization of $954,517 and $763,616 in 2007 and 2006	2,148,102	2,339,004
Other Assets	11,496	11,496

TOTAL OTHER ASSETS	2,159,598	2,350,500

TOTAL ASSETS	$2,806,919	$3,155,993

See accompanying notes.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$1,311,406	$1,375,594
Accrued Liabilities	123,578	79,341
Capital Lease Obligation, current portion	5,768	—
Notes Payable-Related Parties	962,500	962,500
Notes Payable-Convertible, net of debt discount of $95,719	108,281	—

TOTAL CURRENT LIABILITIES	2,511,533	2,417,435

Capital Lease Obligation, long-term portion	17,450	—

TOTAL LIABILITIES	2,528,983	2,417,435

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 16,452,144 and 15,068,500 Shares Issued and Outstanding at June 30, 2007 and December 31, 2006, respectively	16,452	15,069
Additional Paid-In Capital	27,208,691	25,945,830
Retained Deficit	(26,947,207)	(25,222,341)

TOTAL STOCKHOLDERS’ EQUITY	277,936	738,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,806,919	$3,155,993

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Sales	$102,170	$110,751	$198,339	$228,890
Cost of Product Sold	179,572	62,618	277,624	135,374

GROSS (LOSS) MARGIN	(77,402)	48,133	(79,285)	93,516

SELLING EXPENSES	32,671	66,404	73,397	138,475

GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	252,809	246,099	549,718	452,149
Employee Acquisition Cost	1,238	10,686	2,382	10,686
Employee Severance Cost	—	—	480	895
Other	252,138	1,256,696	586,946	3,098,124
Depreciation and Amortization	131,658	105,732	239,132	209,591
Research and Development	23,961	194,631	140,429	391,438

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	661,804	1,813,844	1,519,087	4,162,883

LOSS FROM OPERATIONS	(771,877)	(1,832,115)	(1,671,769)	(4,207,842)
INTEREST INCOME	595	7,432	2,409	23,389
INTEREST EXPENSE	(31,951)	(3,965)	(55,507)	(10,399)

LOSS BEFORE INCOME TAXES	(803,233)	(1,828,648)	(1,724,867)	(4,194,852)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(803,233)	$(1,828,648)	$(1,724,867)	$(4,194,852)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.12)	$(0.11)	$(0.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	16,372,144	15,031,000	16,099,153	15,014,929

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,724,867)	$(4,194,852)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	239,132	209,591
Stock Option Expense	210,246	1,307,885
Stock Issued for Services	—	166,875
Amortization of Discount on Notes Payable-Convertible	6,281	—
Loss on Sale of Asset	—	3,381
Changes in Operating Assets and Liabilities
Accounts Receivable	19,762	(5,762)
Inventory	43,938	(80,053)
Prepaid Expenses	4,020	505,767
Other Assets	—	(11,253)
Accounts Payable	(64,189)	616,827
Accrued Liabilities	44,237	(111,217)

NET CASH USED IN OPERATING ACTIVITIES	(1,221,440)	(1,592,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(37,038)	(67,936)
Proceeds from Sale of Asset	—	1,157

NET CASH USED IN INVESTING ACTIVITIES	(37,038)	(66,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	952,000	—
Payments on Capital Lease Obligation	(5,089)	—
Proceeds from the Issuance of Notes Payable - Convertible	204,000	—
Payments on Insurance Notes Payable	—	(435,175)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,150,911	(435,175)

NET DECREASE IN CASH	(107,567)	(2,094,765)
CASH BALANCE, BEGINNING OF PERIOD	121,047	2,408,556

CASH BALANCE, END OF PERIOD	$13,480	$313,791

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Equipment	(28,307)	—
Capital Lease Obligation	28,307	—
Discount on Issuance of Notes Payable-Convertible	(102,000)	—
Discount on Issuance of Notes Payable-Convertible	102,000	—
Prepaid Insurance	—	(304,832)
Insurance Note Payable	—	304,832

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$896	$9,066

Taxes	$—	$—

See accompanying notes.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements for Stinger Systems, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2006. Operating results as of June 30, 2007 for the three-month period then ended are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
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
Loss per Share
Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of shares of common stock outstanding for the three month period ended June 30, 2007 and June 30, 2006 was 16,372,144 and 15,031,000, respectively. The weighted average number of shares of common stock outstanding for the six month period ended June 30, 2007 and June 30, 2006 was 16,099,153 and 15,014,929, respectively. Options and warrants to purchase 3,027,001 and 2,300,000 shares of common stock were outstanding at June 30, 2007 and 2006, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.
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

NOTE 4: INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Raw Materials and Work-In Progress	$226,251	$216,865
Finished Goods	22,237	75,561

	$248,488	$292,426

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
The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Estimated fair value	$0.60	$1.47	$0.82	$2.74
Expected life (years)	2.50	2.50	2.50	4.64
Risk free interest rate	5.01%	4.08%	4.68%	4.65%
Volatility	141.0%	116.6%	139.0%	136.4%

Dividend yield	—	—	—	—

NOTE 6: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and Administrative Expenses — Other includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Legal and Professional Fees	$34,172	$320,782	$119,117	$666,404
Stock Option Expense	83,139	276,062	210,246	1,307,885
Stock Issued for Services	—	166,875	—	166,875
Insurance Expense	—	322,111	—	638,640
Other	134,827	170,866	257,583	318,320

	$252,138	$1,256,696	$586,946	$3,098,124

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
NOTE 8: NOTES PAYABLE-RELATED PARTIES
The balance of the Company’s notes payable to related parties at June 30, 2007 and December 31, 2006 was $962,500.
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
Notes payable to related parties at June 30, 2007 and December 31, 2006 also consisted of two notes of $31,250 each to the two major shareholders. The notes bear interest at 4% per annum and are due on demand. The two shareholders have the right to receive payment of the note and accrued interest in common stock of the Company at a conversion rate of $0.40 per share. As of June 30, 2007 and December 31, 2006, if the shareholders demand payment in stock, the Company would be obligated to issue 174,372 and 171,166 shares, respectively, of common stock to the two major shareholders.
NOTE 9: NOTES PAYABLE-CONVERTIBLE
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

NOTE 10: CAPITAL STOCK TRANSACTIONS
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
NOTE 11: LIQUIDITY AND CAPITAL RESOURCES
The Company has experienced significant operating losses since its inception in 2004. The process of developing and commercializing the Company’s products requires significant research and development, engineering, testing, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future while the Company introduces its Stinger product line to the marketplace. To date, revenues recognized from its current products have not been sufficient for the Company to achieve or sustain profitability. The Company believes it is unlikely that its existing cash resources will be sufficient to fund its operations at its planned levels of research, development, sales, and marketing activities. Thus, execution of its current strategies will require it to raise additional capital through debt or equity transactions in order to finance its operations in the future. The Company believes that additional financing may be available to it, but there can be no guarantee that financing will be available on acceptable terms or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts, or effect changes to its facilities or personnel, and its ability to operate as a going concern may be adversely impacted.

NOTE 12: SUBSEQUENT EVENTS
On August 3, 2007, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to the investor a senior secured convertible note (the “Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 5,912,961 shares of the Company’s common stock (the “Warrant”). The Note is convertible into 4,730,270 shares of the Company’s common stock at a price of $0.6342 per share. Under the terms of the Note, the Company, at its option, may pay any portion of the interest then due on the Note in cash or may elect to issue the investor shares of the Company’s common stock. The Warrant is exercisable immediately at a price of $0.6342 per share. Pursuant to the purchase agreement, the Company granted the investor certain registration rights with respect to the shares to be issued upon conversion of the Note and upon exercise of the Warrant. Neither the shares to be issued upon conversion of the Note nor upon exercise of the Warrant have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The Note and the Warrant were offered and sold to an accredited investor (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.
In connection with the offering, on August 2, 2007, the Company’s Chief Executive Officer converted all outstanding principal and accrued interest under four demand promissory notes at a conversion price of $1.00 per share that were previously issued by the Company into 972,027 shares of the Company’s common stock. See Note 8, Notes Payable—Related Parties.
In connection with the offering, on August 6, 2007, the Company repaid all the outstanding principal and accrued interest under a Convertible Senior Promissory Note that was previously issued by the Company. See Note 9, Notes Payable—Convertible.

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
Forward-Looking Statements
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements concerning: (a) the timely development and acceptance of new products, (b) sources of supply and concentration of customers, (c) acceptance in the marketplace, establishment and expansion of our distribution channels, (d) endorsement of opinion leaders in the law enforcement community, (e) implementation risks of manufacturing automation, (f) risks associated with rapid technology change, (g) impact of media publicity, (h) dependence upon sole or limited source suppliers, (i) existing or potential lawsuits, (j) risks of governmental regulations and (k) dependence upon key employees and other factors detailed in the Company’s filings with the SEC. These factors should not be considered exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the SEC.
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
     The Company’s success will be dependent upon its ability to attract high quality distributors to market its products. To date, the Company has been able to attract distributors with a solid track record of selling firearms to the law enforcement, correctional, and/or military community. The Company is unable to provide forecasts as to the number of Stingers it anticipates selling. As of June 30, 2007, the Company has contracts with thirteen (13) U.S. distributors and twenty-two (22) international distributors. The Company has trained its U.S. distributors in the use of its products.
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
Results of Operations
     Revenues. Revenues decreased $8,581 or 8% to $102,170 for the three months ended June 30, 2007 compared to $110,751 for the three months ended June 30, 2006, and $30,551 or 13% to $198,339 for the six months ended June 30, 2007 compared to $228,890 for the six months ended June 30, 2006. The decrease from 2006 to 2007 was due to the limited sales volume of our existing products during the first half of 2007.

     Cost of Goods Sold. Cost of Goods Sold increased $116,954 or 187% to $179,572 for the three months ended June 30, 2007 compared to $62,618 for the three months ended June 30, 2006, and $142,250 or 105% to $277,624 for the six months ended June 30, 2007 compared to $135,374 for the six months ended June 30, 2006. The increase from 2006 to 2007 was due to an inventory write-off for obsolete raw materials in our inventory. The cost of production for the three months ended June 30, 2007, includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
     Gross Margin. Gross margin decreased $125,535 to $(77,402) for the three months ended June 30, 2007 compared to $48,133 for the three months ended June 30, 2006, and decreased $172,801 to $(79,285) for the six months ended June 30, 2007 compared to $93,516 for the six months ended June 30, 2006. The decrease in gross margin was principally due to an increase in the costs of goods sold related to an inventory write-off for obsolete raw materials in 2007.
     Selling Expenses. Selling Expenses decreased $33,733 to $32,671 for the three months ended June 30, 2007 compared to $66,404 for the three months ended June 30, 2006, and decreased $65,078 to $73,397 for the six months ended June 30, 2007 compared to $138,475 for the six months ended June 30, 2006. The decrease was based primarily on decreased expenses related to our efforts to promote current products and the branding of the Stinger name.
     General and Administrative Expenses. General and Administrative (G&A) expenses decreased $1,152,040 or 64% to $661,804 for the three months ended June 30, 2007 compared to $1,813,844 for the three months ended June 30, 2006, and decreased $2,643,796 or 64% to $1,519,087 for the six months ended June 30, 2007 compared to $4,162,883 for the six months ended June 30, 2006. The decrease in General and Administrative expenses for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006 is primarily due to a reduction in legal and professional fees, stock option expense, and insurance expense. Additionally, other operating expenses for the three months ended June 30, 2007, include legal and professional fees of $34,172, stock option expense in the amount of $83,139, and other costs in the amount of $134,827, compared to legal and professional fees of $320,782, stock option expense in the amount of $276,062, insurance expense of $322,111 and other costs in the amount of $337,741 for the three months ended June 30, 2006. Other operating expenses for the six months ended June 30, 2007, include legal and professional fees of $119,117, stock option expense in the amount of $210,246, and other costs in the amount of $257,583, compared to legal and professional fees of $666,404, stock option expense in the amount of $1,307,885, insurance expense of $638,640, and other costs in the amount of $485,195 for the six months ended June 30, 2006.
     Research and Development Expenses. Research and Development (R&D) expenses decreased $170,670 or 88% to $23,961 for the three months ended June 30, 2007, compared to $194,631 for the three months ended June 30, 2006, and decreased $251,009 or 64% to $140,429 for the six months ended June 30, 2007 compared to $391,438 for the six months ended June 30, 2006. The Company’s decrease in R&D expense is attributable to the advanced stages of product development, and the accumulated engineering knowledge associated with improving the design of the Stinger projectile stun gun. The Company plans to have ongoing research and development costs associated with future generations of the projectile stun gun.
     Interest Income. Interest income decreased $6,837 to $595 for the three months ended June 30, 2007, compared to $7,432 for the three months ended June 30, 2006, and decreased $20,980 to $2,409 for the six months ended June 30, 2007 compared to $23,389 for the six months ended June 30, 2006. The decrease from 2006 to 2007 was due to a reduction in working capital.
     Net Loss. Net loss decreased by $1,025,415 or 56% to $(803,233) or $(0.05) per common share for the three months ended June 30, 2007 compared to a net loss of $(1,828,648) or $(0.12) per common share for the three months ended June 30, 2006, and decreased $2,469,715 or 59% to $(1,724,867) or $(0.11) per common share for the six months ended June 30, 2007 compared to a net loss of $(4,194,582) or $(0.28) per common share for the six months ended June 30, 2006. The improvement in the net loss was due primarily to the decrease in stock option expense, the reduction of legal and professional fees, the reduction of research and development expenses, and a decrease in insurance expense.

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
     At June 30, 2007, we had negative working capital of $(2,202,073), including a cash balance of $13,480. This represents a decrease in working capital of $1,868,725 from working capital of ($333,348) at June 30, 2006 and a cash balance of $313,791. This decrease in working capital is principally due to a decrease in cash, as well as the expenditure of our prepaid assets. Operating activities for the six months ended used cash of $1,221,440 and $1,592,811 during 2007 and 2006, respectively. The decrease in the negative cash flow from operating activities during the six months ended June 30, 2007, as compared to 2006 was primarily due to the decrease in stock option expense and the general timing of obligations. The Company had a decrease of 69% in general and administrative expenses (excluding depreciation, amortization, and stock option expense).
     On August 3, 2007, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to the investor a senior secured convertible note (the "Note") in the aggregate principal amount of $3,000,000 and a warrant to purchase 5,912,961 shares of the Company’s common stock (the “Warrant”). The Note is convertible into 4,730,270 shares of the Company’s common stock at a price of $0.6342 per share. Under the terms of the Note, the Company, at its option, may pay any portion of the interest then due on the Note in cash or may elect to issue the investor shares of the Company’s common stock. The Warrant is exercisable immediately at a price of $0.6342 per share. Pursuant to the purchase agreement, the Company granted the investor certain registration rights with respect to the shares to be issued upon conversion of the Note and upon exercise of the Warrant. Neither the shares to be issued upon conversion of the Note nor upon exercise of the Warrant have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The Note and the Warrant were offered and sold to an accredited investor (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.
In connection with the offering, on August 2, 2007, the Company’s Chief Executive Officer converted all outstanding principal and accrued interest under four demand promissory notes at a conversion price of $1.00 per share that were previously issued by the Company into 972,027 shares of the Company’s common stock.
In connection with the offering, on August 6, 2007, the Company repaid all the outstanding principal and accrued interest under a Convertible Senior Promissory Note that was previously issued by the Company.
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
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of June 30, 2007, we have had no significant warranty claims on products sold. Once significant volume sales of our stun gun commence, we expect to make an accrual for warranty claims based on our sales volumes and warranty cost experience.

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
During 2006, the closing sales price of our stock has ranged from $0.55 to $4.75. Our stock closed on June 29, 2007 at $1.07 per share.
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
     As of June 30, 2007, we had 16,452,144 shares issued and outstanding, 3,027,001 shares of common stock that could be issued upon the exercise of options, warrants, grants, and convertible securities, of which 907,000 shares could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. In addition, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to the investor a senior secured convertible note (the “Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 5,912,961 shares of the Company’s common stock (the “Warrant”). The Note is convertible into 4,730,270 shares of the Company’s common stock at a price of $0.6342 per share. Under the terms of the Note, the Company, at its option, may pay any portion of the interest then due on the Note in cash or may elect to issue the investor shares of the Company’s common stock. The Warrant is exercisable immediately at a price of $0.6342 per share. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.
ITEM 3. Defaults Upon Senior Securities. Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders. Not applicable.
ITEM 5. Other Information. Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Securities Purchase Agreement dated August 2, 2007 among Stinger Systems, Inc. and the investor party thereto(1)

10.2	Senior Secured Convertible Note dated August 3, 2007(1)

10.3	Warrant dated August 3, 2007(1)

10.4	Registration Rights Agreement dated August 3, 2007 among Stinger Systems, Inc. and the investor party thereto(1)

10.5	Security Agreement dated August 3, 2007(1)

31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Current Report on Form 8-K on August 3, 2007

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STINGER SYSTEMS, INC. (Registrant)
Date: August 14, 2007	/s/ Robert F. Gruder
Robert F. Gruder
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	/s/ David J. Meador
David J. Meador
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.