Form 10-Q
period 2007-09-30
STINGER SYSTEMS, INC
filed 2007-11-14
CIK 1306944

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 17,427,171 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of September 30, 2007.

STINGER SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$1,358,536	$121,047
Accounts Receivable, net of $1,800 allowance for uncollectible accounts in 2007 and 2006	26,397	46,978
Inventories, at cost	236,122	292,426
Prepaid Expenses and Other Current Assets	65,923	41,747

TOTAL CURRENT ASSETS	1,686,978	502,198

EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulated depreciation of $137,442 and $52,982 in 2007 and 2006	405,492	303,295

OTHER ASSETS
Intangible Assets, net of accumulated amortization of $1,049,968 and $763,616 in 2007 and 2006	2,052,652	2,339,004
Other Assets	11,496	11,496

TOTAL OTHER ASSETS	2,064,148	2,350,500

TOTAL ASSETS	$4,156,618	$3,155,993

See accompanying notes.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$1,064,356	$1,375,594
Accrued Liabilities	87,946	79,341
Capital Lease Obligation, current portion	21,137	—
Note Payable-Related Parties	31,250	962,500

TOTAL CURRENT LIABILITIES	1,204,689	2,417,435

Capital Lease Obligation, long-term portion	81,444	—
Note Payable-Convertible, net of debt discount of $1,766,069	1,233,930	—
Derivative Liability Associated with Convertible Note and Warrants	3,044,029	—

TOTAL LIABILITIES	5,564,092	2,417,435

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ (DEFICIT) EQUITY
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 17,427,171 and 15,068,500 Shares Issued and Outstanding at September 30, 2007 and December 31, 2006, respectively	17,427	15,069
Additional Paid-In Capital	30,070,002	25,945,830
Retained Deficit	(31,494,903)	(25,222,341)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,407,474)	738,558

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$4,156,618	$3,155,993

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September		Nine Months Ended September
	30,		30,
	2007	2006	2007	2006
REVENUES
Sales	$47,556	$109,843	$245,895	$338,733
Cost of Product Sold	48,447	80,607	326,070	215,980

GROSS (LOSS) MARGIN	(891)	29,236	(80,175)	122,753

SELLING EXPENSES	64,959	28,087	138,355	166,563

GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	319,181	250,167	868,900	702,317
Employee Acquisition Cost	3,500	—	5,882	10,686
Employee Severance Cost	18,217	—	18,697	895
Other	710,762	558,520	1,297,710	3,656,644
Depreciation and Amortization	131,679	126,550	370,810	336,141
Research and Development	56,434	140,082	196,863	531,519

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,239,773	1,075,319	2,758,862	5,238,202

LOSS FROM OPERATIONS	(1,305,623)	(1,074,170)	(2,977,392)	(5,282,012)
INTEREST INCOME	11,151	1,401	13,560	24,790
INTEREST EXPENSE	(209,195)	(2,910)	(264,702)	(13,309)
DERIVATIVE LIABILITY EXPENSE	(3,044,028)	—	(3,044,028)	—

LOSS BEFORE INCOME TAXES	(4,547,695)	(1,075,679)	(6,272,562)	(5,270,531)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(4,547,695)	$(1,075,679)	$(6,272,562)	$(5,270,531)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.27)	$(0.07)	$(0.38)	$(0.35)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	16,938,908	15,068,500	16,399,756	15,031,000

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,272,562)	$(5,270,531)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	370,810	336,141
Stock Option Expense	213,572	1,466,530
Stock Issued for Services	1,710	166,875
Amortization of Discount on Notes Payable-Convertible	162,784	—
Derivative Liability Associated with Convertible Note and Warrants	3,044,029
Dilution Costs	384,369	—
Loss on Sale of Asset	—	3,381
Changes in Operating Assets and Liabilities
Accounts Receivable	20,581	(18,293)
Inventory	56,304	(206,943)
Prepaid Expenses	(24,176)	736,804
Other Assets	—	(4,785)
Accounts Payable	(311,238)	931,408
Accrued Liabilities	49,382	(111,965)

NET CASH USED IN OPERATING ACTIVITIES	(2,304,434)	(1,971,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(67,871)	(217,685)
Proceeds from Sale of Asset	—	1,157

NET CASH USED IN INVESTING ACTIVITIES	(67,871)	(216,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	952,000	—
Payments on Capital Lease Obligation	(16,206)	—
Proceeds from the Issuance of Convertible Notes Payable, Net of $326,000
Issuance Costs	2,878,000	353,721
Payments on Insurance Notes Payable	—	(504,014)
Retirement of Convertible Note Payable	(204,000)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,609,794	(150,293)

NET DECREASE IN CASH	1,237,489	(2,338,199)
CASH BALANCE, BEGINNING OF PERIOD	121,047	2,408,556

CASH BALANCE, END OF PERIOD	$1,358,536	$70,357

(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Equipment with Capital Lease	(118,784)	—
Capital Lease Obligation	118,784	—
Discount on Issuance of Notes Payable-Convertible	(1,602,854)	—
Discount on Issuance of Notes Payable-Convertible	1,602,854	—
Conversion of Interest on Converted Notes Payable to Common Stock	(40,777)	—
Conversion of Notes Payable to Common Stock	(931,250)	—
Common Stock Issued for Notes Payable Conversion	972	—
Paid in Capital for Notes Payable Conversion	971,055	—
Prepaid Insurance	—	(268,797)
Insurance Note Payable	—	268,797
Accounts Payable	—	(146,279)
Accounts Payable-Related Parties	—	146,279

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$8,430	$9,066

Taxes	$—	$—

See accompanying notes.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements for Stinger Systems, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2006. Operating results as of September 30, 2007 for the three-month and nine-month periods then ended are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined by SFAS No. 131 “Disclosures About Enterprise and Related Information”, therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.
Embedded Derivatives
The conversion feature of the convertible note payable and warrants issued in connection with the convertible note payable was accounted for as embedded derivatives and was valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At September 30, 2007, the Company’s derivative valuation liability totaled $3,044,028.
Reclassifications
Certain reclassifications have been made to the 2006 consolidated financial statements in order to conform to the 2007 presentation.
Loss per Share
Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of shares of common stock outstanding for the three month period ended September 30, 2007 and September 30, 2006 was 16,938,908 and 15,068,000, respectively. The weighted average number of shares of common stock outstanding for the nine month period ended September 30, 2007 and September 30, 2006 was 16,399,756 and 15,031,000, respectively. Options and warrants to purchase 14,735,234 and 2,300,000 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.
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
NOTE 4: INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Raw Materials and Work-In Progress	$213,623	$216,865
Finished Goods	22,499	75,561

	$236,122	$292,426

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
The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Estimated fair value	$0.60	$2.74	$0.82	$2.74
Expected life (years)	2.50	4.64	2.50	4.64
Risk free interest rate	5.01%	4.65%	4.68%	4.65%
Volatility	141.0%	136.4%	139.0%	136.4%
Dividend yield	—	—	—	—
NOTE 6: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and Administrative Expenses — Other includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Legal and Professional Fees	$206,016	$204,374	$325,133	$870,777
Stock Option Expense	3,326	158,646	213,572	1,466,530
Insurance Expense	459	116,387	11,304	759,569
Dilutive Issuance Costs Attributed to Warrants	384,368	—	384,368	—
Other	116,593	79,113	363,333	559,768

	$710,762	$558,520	$1,297,710	$3,656,644

NOTE 7: CAPITAL LEASE OBLIGATIONS
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
In September 2007, the Company entered into a capital lease for a tool room mill machine in which the Company pays $824 per month for a term of four years, and the initial lease term ends August 2011. The lease agreement contains a bargain purchase option after the initial term of the lease or when the obligation has been completely performed, at which time the Company may purchase the leased equipment for $101.
In September 2007, the Company entered into a capital lease for a tool room mill machine in which the Company pays $1,111 per month for a term of five years, and the initial lease term ends August 2012. The lease agreement contains a bargain purchase option after the initial term of the lease or when the obligation has been completely performed, at which time the Company may purchase the leased equipment for $101.
NOTE 8: NOTES PAYABLE-RELATED PARTIES
The balance of the Company’s notes payable to related parties at September 30, 2007 was $31,250 and $962,500 at December 31, 2006.
In September 2006, the Company issued a note payable to a related party for $500,000 in which the related party paid a vendor $146,279 on the Company’s behalf and the remaining proceeds of $353,721 were advanced to the Company. The terms of the note payable include a principal balance of $500,000, 10% interest per annum, and the note is due on demand. This note was converted to common stock at a price of $1.00 per share as part of the August 3, 2007 offering.
In October 2006, the Company issued a note payable to the same related party for $200,000 in which the proceeds were advanced to the Company. The terms of the note payable include a principal balance of $200,000, 10% interest per annum, and the note is due on demand. This note was converted to common stock at a price of $1.00 per share as part of the August 3, 2007 offering.
In December 2006, the Company issued a note payable to the same related party for $100,000 in which the proceeds were advanced to the Company. The terms of the note payable include a principal balance of

$100,000, 10% interest per annum, and the note is due on demand. This note was converted to common stock at a price of $1.00 per share as part of the August 3, 2007 offering.
In December 2006, the Company issued another note payable to the same related party for $100,000 in which the proceeds were advanced to the Company. The terms of the note payable include a principal balance of $100,000, 10% interest per annum, and the note is due on demand. This note was converted to common stock at a price of $1.00 per share as part of the August 3, 2007 offering.
As a result of the foregoing conversions of four demand promissory notes, the Company issued 972,027 shares of common stock.
Notes payable to related parties at September 30, 2007 consisted of one note of $31,250 to one of the two major shareholders. The note bears interest at 4% per annum and is due on demand. The shareholder has the right to receive payment of the note and accrued interest in common stock of the Company at a conversion rate of $0.40 per share. As of September 30, 2007, if the shareholder demands payment in stock, the Company would be obligated to issue 88,068 of common stock upon the conversion of the note.
NOTE 9: CAPITAL STOCK TRANSACTIONS
On January 25, 2007, the Company and certain existing warrant holders (the “Warrant Holders”) entered into an amendment and exercise agreement (the “Agreement”) pursuant to which (i) the Company reduced the exercise price of the warrants then held by the Warrant Holders (the “Existing Warrants”) to $0.60 per share; (ii) the Warrant Holders exercised all of the Existing Warrants at an exercise price of $0.60 per share and acquired 999,999 shares of the Company’s common stock; and (iii) the Company issued to the Warrant Holders new warrants (the “New Warrants”) to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The Company granted the Warrant Holders certain registration rights with respect to the resale of the shares issued upon exercise of the Existing Warrants and the shares to be issued upon exercise of the New Warrants. Neither the shares issued upon exercise of the Existing Warrants or the shares issuable upon exercise of the New Warrants have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. As a result of the August 2007 issuance, certain provisions of the Agreement were initiated and a dilutive issuance notice (the “Notice”) was issued to the Warrant Holders. Per the terms of the Notice, the number of shares of the Company’s common stock in to which the January 2007 Warrant is exercisable is 2,105,438 at an exercise price of $1.4247.
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
NOTE 10: NOTES PAYABLE — CONVERTIBLE
On May 15, 2007, the Company and certain investors entered into a Convertible Senior Promissory Note (“Note”) to loan the Company $204,000 at a rate of 10% per annum. The Note is due and payable on the earlier of May 31, 2009 or when the Company achieves revenues of $8,000,000 annually beginning June 1, 2007. The Company has the right to convert the Note into the Company’s common stock upon achieving $8,000,000 in revenues annually beginning June 1, 2007 at a rate of $0.60 per share, pursuant to the agreement. The investor reserves the right to convert the Note into the Company’s common stock at any time at the discretion of the investor. This note was satisfied on August 6, 2007 and is no longer outstanding.
On August 3, 2007, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to the investor a senior secured convertible note (the “Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 5,912,961 shares of the Company’s common stock (the “Warrant”). The Note is convertible into 4,730,270 shares of the Company’s common stock at a price of $0.6342 per share. Under the terms of the Note, the Company, at its option, may pay any portion of the interest then due on the Note in cash or may elect to issue the investor shares of the Company’s common stock. The Warrant is exercisable immediately at a price of $0.6342 per share. Pursuant to the purchase agreement, the Company granted the investor certain registration rights with respect to the shares to be issued upon conversion of the Note and upon exercise of the Warrant. Neither the shares to be issued upon conversion of the Note nor upon exercise of the Warrant have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The Note and the Warrant were offered and sold to an accredited investor (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act. Midtown Partners & Co., LLC (“Midtown”), acted as placement agent for the offering. The Company paid Midtown a cash fee of $270,000 and issued a warrant to Midtown to purchase 851,466 shares of the Company’s common stock at an exercise price of $0.6342 per share.
The issuable warrants and the conversion features of the Note issued on August 3, 2007 were reviewed for possible embedded derivatives. The warrants and conversion feature of the Note were deemed to have embedded derivative features and were accounted for as such. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At September 30, 2007, the Company’s derivative valuation liability totaled $3,044,028.
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
Executive Summary
     Stinger Systems is in the business of producing and marketing less-lethal electronic stun products to the law enforcement, correctional, professional security and military sectors. The Company purchased Electronic Defense Technologies, LLC (“EDT”) in September 2004 based on the anticipated value of the EDT licenses and patents, a prototype projectile stun gun, existing product lines and track record in serving the law enforcement community. The Company’s products include, the Ice-Shield electronic immobilization riot shield and the Bandit / REACT system prisoner restraint system. The Company’s primary focus is the “Stinger” projectile stun gun and its success is largely dependent upon the commercialization of this product.

     Since the acquisition of EDT, the Company has extensively redesigned its projectile stun gun, now referred to as the Stinger.
     After surveying the law enforcement community, the Company believed it could gain competitive advantages . After producing numerous versions of the initial Stinger projectile stun gun, a two cartridge four dart gun known as the S-400, the Company began limited production in March 2005. However, the Company discovered significant inefficiencies in the product, some of which were the inability of its vendors to deliver products that were specified by the Company and to meet delivery schedules. These issues hampered production and required correction before the Company felt comfortable with continued commercial production. The Company hired outside engineering firms to address these issues. In October 2005, the Company announced initial sales and volume production of the Stinger projectile stun gun. In the fourth quarter of 2005, the Company began commercial production, and based on feedback received, the Company decided to make certain modifications to the Stinger. Additional engineering, medical testing, and final testing of the product may be required as production commences. This first product was designated as the Stinger S-400. The Company initially desired to focus much of the marketing of this S-400 to the corrections community because the gun fired four darts, which would potentially provide better target attainment. During the various stages of production, the Company began to realize that the design of the gun was too large for commercial success even though customer feedback was positive on a four dart gun concept.
          Based on feedback from the law enforcement community about the S-400, the Company wanted to provide a weapon with the feel and size of a traditional firearm, but offering a unique look that would not readily be confused with a traditional firearm. In parallel to the design of the form factor of the gun a new effort to redesign of the electronics began as well. The electronics needed to be reduced to incorporate an overall smaller electronics package than existed in the predecessor gun, and to incorporate a number of additional features including data capture and an LED display. Therefore, concurrently, with the final roll out of the S-400, the Company invested its research and development resources in a new two dart projectile stun weapon, called the Stinger S-200, to directly compete with other two dart projectile stun weapons on the market. The engineering efforts during the 2006 fiscal year and first three quarters of 2007 have developed a state-of-the-art stun gun that includes features that are desired by the end-user and an advanced technology. The Company believes, based on preliminary customer feedback, that the S-200 is the right design with excellent features, and solid electronic technology.
     The Company has recently begun a mass market campaign to introduce the new Stinger S-200 in the marketplace. The Company’s ability to generate future revenues is dependent upon the overall market reception of the Stinger product line and the volume of production and sales that the Company is able to generate. It may be the case that further modifications of the Stinger product line projectile stun gun will be required. As a result, the Company can give no definitive assurances that it will continue commercial production during fiscal year 2007.
     The Company uses third parties to manufacture some components for its products. The Company is under no contractual obligation with these parties. Because the Stinger projectile stun gun is classified as a firearm and subject to various regulations of the U.S. Bureau of Alcohol, Tobacco, and Firearms (ATF), the Company ships all products from its production and manufacturing facility and maintains proper records. While the Company hopes to manufacture the Stinger and its components in the United States, there can be no assurances that it will be able to do so on an on going basis. The Company believes that electronics are easily sourced throughout the world and the Company will continually seek best pricing and highest quality components for its products. The Company expects to continue handling the shipment of its products.
     The Company’s success will be dependent upon its ability to attract high quality distributors to market its products. To date, the Company has been able to attract distributors with a solid track record of selling firearms to the law enforcement, correctional, and/or military community. The Company is unable to provide forecasts as to the number of Stingers it anticipates selling.
The Company believes that the Stinger S-200 design is complete for sales. Based on the information available, the Company began hiring additional sales representatives in October 2007, engaged a new advertising agency to develop new sales collateral, and web site design. The Company expects to begin consistent shipments, if demand warrants, of the S-200 in the fourth quarter 2007.
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
Results of Operations
     Revenues. Revenue decreased $62,287 or 57% to $47,556 for the three months ended September 30, 2007 compared to $109,843 for the three months ended September 30, 2006, and $92,838 or 27% to $245,895 for the nine months ended September 30, 2007 compared to $338,733 for the nine months ended September 30, 2006. The decrease from 2006 to 2007 was due to the limited sales volume of our existing products during the first three quarters of 2007.
          Cost of Goods Sold. Cost of Goods Sold decreased $32,160 or 40% to $48,447 for the three months ended September 30, 2007 compared to $80,607 for the three months ended September 30, 2006, and increased $110,090 or 51% to $326,070 for the nine months ended September 30, 2007 compared to $215,980 for the nine months ended September 30, 2006. The increase for the nine months ended September 30, 2007 was due to an inventory write-off for obsolete raw materials in our inventory. The decrease for the three months ended September 30, 2007 was due to a decrease in repair costs and direct costs associated with the manufacture of our products. The cost of production for the three and nine months ended September 30, 2007, includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
          Gross Margin. Gross margin decreased $30,128 to $(891) for the three months ended September 30, 2007 compared to $29,237 for the three months ended September 30, 2006, and decreased $202,929 to $(80,176) for the nine months ended September 30, 2007 compared to $122,753 for the nine months ended September 30, 2006. The decrease in gross margin was principally due to an increase in the costs of goods sold related to an inventory write-off for obsolete raw materials in 2007.
          Selling Expenses. Selling expenses increased $36,871 to $64,959 for the three months ended September 30, 2007 compared to $28,088 for the three months ended September 30, 2006, and decreased $28,208 to $138,355 for the nine months ended September 30, 2007 compared to $166,563 for the nine months ended September 30, 2006. The decrease for the nine months ended September 30, 2007 was based primarily on decreased expenses related to our efforts to promote current products and the branding of the Stinger name. The increase for the three months ended September 30, 2007 was due to the launch of our new marketing campaign.
          General and Administrative Expenses. General and Administrative (G&A) expenses increased $164,454 or 15% to $1,239,773 for the three months ended September 30, 2007 compared to $1,075,319 for the three months ended September 30, 2006, and decreased $2,479,340 or 47% to $2,758,862 for the nine months ended September 30, 2007 compared to $5,238,202 for the nine months ended September 30, 2006. The decrease in General and Administrative expenses for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 is primarily due to the reduction of legal and professional fees, stock option expense, and insurance expense. Additionally, other operating expenses for the three months ended September 30, 2007, include legal and professional fees of $206,016, stock option expense in the amount of $3,326, dilutive issuance costs attributed to warrant of $384,368, and other costs in the amount of $116,593, compared to legal and professional fees of $204,374, stock option expense in the amount of $158,646, insurance expense of $116,387 and other costs in the amount of $79,113 for the three months ended September 30, 2006. Other operating expenses for the nine months ended September 30, 2007, include legal and professional fees of

$325,133, stock option expense in the amount of $213,572, dilutive issuance costs attributed to warrants of $384,368, and other costs in the amount of $363,331, compared to legal and professional fees of $870,777, stock option expense in the amount of $1,466,530, insurance expense of $759,569 and other costs in the amount of $559,768 for the nine months ended September 30, 2006.
          Research and Development Expenses. Research and Development (R&D) expenses decreased $83,648 or 60% to $56,434 for the three months ended September 30, 2007, compared to $140,082 for the three months ended September 30, 2006, and decreased $334,656 or 63% to $196,863 for the nine months ended September 30, 2007 compared to $531,519 for the nine months ended September 30, 2006. The Company’s decrease in R&D expense is attributable to the advanced stages of product development, and the accumulated engineering knowledge associated with improving the design of the Stinger projectile stun gun. The Company plans to have ongoing research and development costs associated with future generations of the projectile stun gun.
          Interest Income. Interest income increased $9,750 to $11,151 for the three months ended September 30, 2007, compared to $1,401 for the three months ended September 30, 2006, and decreased $11,230 to $13,560 for the nine months ended September 30, 2007 compared to $24,790 for the nine months ended September 30, 2006. The decrease for the nine months ended September 30, 2006 to 2007 was due to a reduction in working capital. The increase for the three months ended September 30, 2007 was due to higher cash balances as a result of the August 2007 offering.
     Net Loss. Net loss increased by $3,472,016 to $(4,547,695) or $(0.27) per common share for the three months ended September 30, 2007 compared to a net loss of $(1,075,679) or $(0.07) per common share for the three months ended September 30, 2006, and increased $1,002,031 to $(6,272,562) or $(0.38) per common share for the nine months ended September 30, 2007 compared to a net loss of $(5,270,531) or $(0.35) per common share for the nine months ended September 30, 2006. The increase in the net loss was due primarily to the derivative liability expense associated with accounting for financing received during the third quarter of 2007. With respect to the nine-month period, this increase was partially due offset by a decrease in stock option expense and a reduction in legal and professional fees and research and development and insurance expenses.
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
     At September 30, 2007, we had working capital of $482,289, including a cash balance of $1,358,536. This represents an increase in working capital of $1,735,971 from working capital of ($1,253,682) at September 30, 2006 and a cash balance of $70,357. This increase in working capital is principally due to an increase in convertible notes payable. Operating activities for the nine months ended used cash of $2,304,434 and $1,971,378 during 2007 and 2006, respectively. The increase in the negative cash flow from operating activities during the nine months ended September 30, 2007, as compared to 2006 was primarily due to the decrease in our payables and the general timing of obligations. The Company had a decrease of 2% in general and administrative expenses (excluding depreciation, amortization, and stock option expense).

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
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of September 30, 2007, we have had no significant warranty claims on products sold. Once significant volume sales of our stun gun commence, we expect to make an accrual for warranty claims based on our sales volumes and warranty cost experience.
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
     Embedded Derivatives. The conversion feature of the convertible note payable and warrants issued in connection with the convertible note payable was accounted for as embedded derivatives and were valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At September 30, 2007, the Company’s derivative valuation liability totaled $3,044,028.
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

ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this report has been appropriately recorded, processed, summarized and reported. Based on that evaluation, our principal executive officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
     Our management, including our principal executive officer, has evaluated any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report and has concluded that there was no change that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The Company is involved in litigation with one of its former vendors, Vanderhoef Designs Inc. (VDI). On July 17, 2007, VDI filed a case against Stinger Systems (Case No.: 07-cv-11212-NMG) in the United States District Court of Massachusetts. In the suit, VDI alleges breach of contract, misrepresentation, and has requested injunctive relief against Stinger Systems. We are contesting these actions, but can provide no assurance as to the eventual outcome. An adverse outcome in this action could have a material effect on our business and results of operations.
     The Company is involved in litigation with its insurer, USF Insurance Company (USF), in which USF filed a case against Stinger Systems (Case No. 3:06-Civ-302-K) in the United States District Court for the Western District of North Carolina, Charlotte Division. In the suit, USF seeks to recover a payment paid by USF on our behalf in connection with the settlement of a prior litigation, together with interest and attorneys fees and costs. Stinger has brought a counterclaim against USF to recover amounts expended in defending the prior litigation, as well as attorney’s fees and costs with respect to the USF action. In October 2007, the Company reached a settlement with USF. The Company incurred no financial liability to USF in connection with the settlement.
     On January 9, 2007, Taser International, Inc. filed a complaint against Stinger Systems, Inc. that alleges patent infringement, false advertising, and patent false marking in its case, Taser International, Inc. v.

Stinger Systems, Inc., in United States District Court for the District of Arizona, Case CV-07-0042-PHX-DGC. The case is also seeking an unspecified amount of punitive damages. Absent modification or other unexpected event, the Company will incur no legal fees for its defense in this case as the Company’s attorney has agreed upon entry of appearance to act as its attorney in the case without fee. An adverse outcome in this action may have a material adverse effect on our business and results of operations.
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
During 2006, the closing sales price of our stock has ranged from $0.55 to $4.75. Our stock closed on September 28, 2007 at $0.55 per share.
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
     As of September 30, 2007, we had 17,427,171 shares issued and outstanding, 14,735,234 shares of common stock that could be issued upon the exercise of options, warrants, grants, and convertible securities, of which 515,000 shares could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     As previously announced, on August 3, 2007, we closed a private placement transaction (the “Offering”) with an institutional investor (the “Investor”) pursuant to which we issued and sold to the Investor a senior secured convertible note (the “Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 5,912,961 shares of our common stock (the “Warrant”). The Note is convertible into 4,730,270 shares of our common stock at a price of $0.6342 per share. Under the terms of the Note, we, at our option, may pay any portion of the interest then due on the Note in cash or may elect to issue the Investor shares of our common stock. The Warrant is exercisable immediately at a price of $0.6342 per share.
     The Offering was completed pursuant to a Securities Purchase Agreement dated August 2, 2007 (the “Purchase Agreement”) by and between us and the Investor. The Purchase Agreement, the Note, the Warrant, the registration rights agreement and the security agreement are attached as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to a Current Report on Form 8-K we filed with the Securities and Exchange Commission on August 3, 2007.
     Pursuant to the Purchase Agreement, we granted the Investor certain registration rights with respect to the shares to be issued upon conversion of the Note and upon exercise of the Warrant. Neither the shares to be issued upon conversion of the Note nor upon exercise of the Warrant have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.
     Midtown Partners & Co., LLC (“Midtown”) acted as placement agent for the Offering. We paid Midtown a cash fee equal to 9% of the gross proceeds raised in the Offering and issued to Midtown a warrant to purchase 851,466 shares of our common stock.
     The Note and the Warrant were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act. All exhibits attached hereto are incorporated herein by reference.
ITEM 3. Defaults Upon Senior Securities. Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders. Not applicable.
ITEM 5. Other Information.
Michael Racaniello resigned from our board of directors in June of 2007.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STINGER SYSTEMS, INC. (Registrant)
Date: November 14, 2007	/s/ Robert F. Gruder
Robert F. Gruder
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	/s/ Brian S. Gannon
Brian S. Gannon
Financial Controller (Principal Financial and Accounting Officer)