Form 10-K
period 2007-12-31
STINGER SYSTEMS, INC
filed 2008-03-31
CIK 1306944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a small reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The aggregate market value of voting and non-voting Common stock held by non-affiliates of the registrant computed based on the price last sold, or the average bid and asked price of such equity as of June 30, 2007 was $7.751 million.*
     As of March 14, 2008, there were 19,889,230 shares of our Common Stock outstanding.
*As reported on the OTC Bulletin Board. Excludes 9,208,000 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at June 30, 2007. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

- i -

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
Overview
     Stinger Systems is in the business of producing and marketing less-than-lethal electro-stun products to law enforcement, correctional facilities, professional security and military sectors. Stinger Systems’ products include the Ice-Shield electronic immobilization riot shield, and the Bandit / REACT system, an electronic immobilizing restraint. Stinger Systems’ primary focus is the “Stinger” projectile stun gun. Stinger’s success is largely dependent upon the commercialization of its Stinger projectile stun gun.
     Stinger Systems, Inc. is a Nevada corporation organized on July 2, 1996. Our principal executive offices are located at 2701 N. Rocky Point Drive, Suite 1130, Tampa, FL 33607. The telephone number of our principal executive offices is (813) 281-1061. Our Internet address is www.stingersystems.com. Our common stock is currently quoted on the OTC Bulletin Board under the symbol “STIY.OB.”
Our Business
     Stinger Systems is engaged in the manufacture of electronic stun devices for the control of, and to provide temporary immobilization of, potentially dangerous persons. Stinger Systems produces a variety of control products including Ice Shield, an electrified riot shield, Bandit, a remote controlled or movement controlled electrified wrap used for controlling potentially dangerous detainees in public situations or during transport, and the Stinger S-200 projectile stun device. The products of Stinger Systems are classified under the SIC code 3480. Following is a list of entities that use to some extent one or more of Stinger Systems’ products:

1/1/07- 12/31/07
Sales %
State Departments of Corrections	33%
Federal Bureau of Prisons	3%
US Marshals	2%
County Law Enforcement Agencies	24%
Various Police Departments and Misc	38%
     Substantially all of the sales were made to the law enforcement and correctional sectors. While Stinger Systems markets its projectile stun weapon broadly to the police, correctional, professional security and military sectors, our success will be heavily dependent on a positive reception by the law enforcement community.

In 2004, new senior management was implemented. The Company developed a four dart projectile stun device based on technology the new management inherited. The four dart model was known as the S-400. Although we believe many of the features of the S-400 were desirable to the law enforcement community, ultimately the size of the S-400 prevented it from gaining large market acceptance.
During marketing efforts of the S-400, the Company surveyed the marketplace to determine what benefits the law enforcement community wanted to see in an Electronic Immobilization Device (EID). When the Company believed it had acquired enough information, it set out to design an EID from the beginning. In order to compete effectively, the Company believed that the new EID named the S-200 would have to have features not yet seen by the Company’s primary competitor. The Company developed what it believed to be such a product by late 2006. However, like most initial products brought to market, the Company found that the basic design and features of the S-200 were sound but made modifications internally to improve the guns performance. The Company believes that models from late 2007 on are very competitive. The Company will continually develop its products to strive to create the best available EID products available.
In October 2007, the Company increased its sales force to aggressively sell against its competitor. While the Company will continue to sell the Band-It and Ice Shield products, the success of the Company rests solely on the success of the Stinger S-200 product line.
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
     The Company also intends to sell the Stinger product line internationally. The Company continues to obtain all the necessary export licenses to sell its products internationally. The Company can give no assurances that international sales will be successful. Additional costs associated with international sales are negligible and are mainly attributable to processing costs, financial institution charges, and fees to obtain export licensing.
Our Products
  Stinger S-200 Two Dart Projectile Stun Guns
The Stinger S-200™ is a two-dart electronic immobilization device (EID). Stinger surveyed many individuals from the law enforcement community to create, what it believes is, a state-of-the-art product that incorporated useful strategic features yet feels and looks like a tactical weapon.
Features include an ambidextrous button to release the cartridge, much like a typical firearm. This allows an officer to quickly reload without putting their hand in front of a live weapon. Other features include off-the-shelf batteries, a programmable trigger firing sequence, and a recessed bolt safety. Other features that were on an officer’s “wish list” include a recessed cartridge so they would be protected from accidental dislodgement, a fight, or from vibration from motorcycles. Size was vital, so Stinger Systems™, made sure that the barrel height of the S-200™ was roughly equivalent to competing products. The feature-full, safety-conscious product also comes with a one year guarantee and is priced significantly less than similar stun guns.
Through the use of Quantum Flyback Technology or QFT™ the electrodes of the S-200 stun gun deliver high-voltage energy in a precisely controlled series of energy packets or “Quanta”. The electronics delivers these energy quanta from a so called “Flyback” transformer circuit. Hence the name, Quantum Flyback Technology.
When in use, each energy packet has a dual personality: if the gun’s electrodes have not yet hit a target, the energy quantum “flies back” to over 56,000 volts creating a commanding electrical spark - one which penetrates clothing easily. Yet once the “target” is contacted, the energy quantum delivers NMIW voltage and current very efficiently.
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

Ultron® II hand held contact stun device

Title:	Electronic Restraint Weapon
Patent No.:	Design 323,870
Issue Date:	February 11, 1992
Serial No.:	07/367,500
Filing Date:	June 16, 1989
Status:	Issued
Subject:	The ornamental design for the Ultron® II hand held stun device.

Patents and Patent Applications Licensed by Stinger Systems

QuadrashockTM dart arrangement

Title:	Method and apparatus for implementing a two projectile electrical discharge weapon
Patent No.:	6,575,073
Issue Date:	June 10, 2003
Serial No.:	09/569,431
Filing Date:	May 12, 2000
Status:	Issued (4th year maintenance fee due by 06/11/2007)
Subject:	An electrical discharge weapon that selectively propels wire-tethered electrode darts toward a live target for imparting an electrical shock. The weapon includes a receiver and two ammunition chambers spaced apart. Each chamber has electrodes for activating propulsion of a tethered dart. The ammunition chambers being formed in a portion detachable from the receiver.

Band-ItTM restraint

Title:	Remotely activated electrical discharge restraint device using biceps’ flexion of the leg to restrain
Patent No.:	5,841,622
Issue Date:	November 24, 1998
Serial No.:	09/018,268
Filing Date:	February 4, 1998
Status:	Patent Expired Due to Non-payment of Maintenance Fees — Revival of the patent is being considered
Subject:	A remotely activated electrical discharge restraint device configured for attachment to a human body. The device includes: an electrical circuit for generating a selected high voltage signal; a housing for containing the circuit and attaching the circuit to a human body; a first contact connected to the circuit and available exterior of the housing for contacting a first location on a human body; and a second contact connected to the circuit and available exterior of the housing for contacting a second location on a human body. The respective positions of and spacing between the first and second locations being selected to induce involuntary flexing contractions of the biceps of both legs upon transfer of the signal to the human body.

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
Marketing and Competition
     Stinger Systems markets its products primarily to the law enforcement, correctional, professional security and military sectors. Orders are received from both end-users and from authorized representatives and distributors. Stinger Systems’ marketing strategy is to engage the services of manufacturing representatives and distributors that specialize in Stinger Systems’ industry. The Company has contracted with distributors and representative groups across the United States as well as several foreign countries. Typically, the distributors that stock Stinger Systems’ products will receive an 18% commission. Stinger Systems employs a number of inside sales associates to coordinate sales activates with the distributors as well as present directly to our end customers when necessary.
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
Research and Development
     Stinger Systems spent approximately $350,000 in research and development during the twelve months ended December 31, 2007. Several studies have been undertaken to determine the optimum electronics for the Stinger product line projectile stun gun as well as maximizing the effectiveness of the contact arc. We anticipate ongoing studies of electrical designs for the existing weapons, as well as future generation releases.
     In addition, in 2007 Stinger Systems announced the results of an extensive study performed on the Stinger S-200, which concluded that the application of the Stinger S-200 electrodes at various orientations around the heart of the test subjects did not result in any abnormal cardiac rhythms. The study was funded by a grant from the Company to evaluate the effect of the Stinger on the cardiovascular system.

History
     Stinger Systems was organized under the laws of the State of Nevada under the name United Consulting Corporation on July 2, 1996. United Consulting Corporation was formed for the purpose of developing business after developing a business plan, United Consulting Corporation intended to provide business consulting services to the management of the company for the purpose of executing the business plan. The business plan development and subsequent business management consulting services were not limited to any particular industry. United Consulting Corporation attempted to establish its own business plan but ultimately failed and never succeeded in conducting viable business operations. Accordingly, not long after its formation, United Consulting Corporation existed only as a dormant corporation. At the time of its acquisition of Electronic Defense Technologies, LLC, it was dormant and was engaged in the business of seeking out a business combination with an operating company. It changed its name to Stinger Systems, Inc. on September 27, 2004. Stinger Systems has never been in bankruptcy, receivership or any similar proceeding. Prior to the acquisition of Electronic Defense Technology, LLC by Stinger Systems, there was no relationship between the officers and directors of Stinger Systems, EDT Acquisition, LLC and Electronic Defense Technology, LLC.
     On September 24, 2004, EDT Acquisition LLC, a Michigan limited liability company owned and formed by Robert Gruder and T. Yates Exley, for the sole purpose of acquiring a controlling interest in Electronic Defense Technology, LLC, (“EDT”), acquired a 95% interest in EDT, an Ohio limited liability company. EDT was formed in January of 2000 as a single member LLC for the purpose of manufacturing and marketing electronic restraint products to the law enforcement and correctional sectors. EDT developed several products to serve these sectors. EDT Sales included Powertron (now called Stinger), Band-It, Shield, Ultron II and training manuals. However, it continued to incur operating losses through the date it was acquired by EDT Acquisition, LLC in September of 2004. The business purpose for the acquisition of EDT was to accelerate the Company’s entrance into the electronic restraint market and acquire technology and patents necessary for the Stinger projectile stun gun business. The interest was acquired in exchange for $250,000 in cash and a $200,000 note payable on or before March 24, 2006 from EDT Acquisition, LLC. The 95% interest in Electronic Defense Technologies, LLC together with the remaining 5% interest in the same company was then transferred on the same day to Stinger Systems in exchange for the issuance by Stinger Systems of 9,750,000 shares of Stinger Systems’ common stock. In connection with the transaction, 10,000,000 shares of Stinger Systems that had been issued and outstanding previously was returned to Stinger Systems for cancellation. This transaction transferred control of Stinger Systems to Robert Gruder and T. Yates Exley. Mr. Gruder is Chairman of the Board of Directors and President of Stinger Systems. Mr. Exley is a member of the Board of Directors. Mr. Gruder’s portion of the shares of Stinger Systems formerly held in EDT Acquisition, LLC have been distributed by EDT Acquisition, LLC and are held by him directly.
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

ITEM 1.A. RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information contained in this annual report. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In that case, the trading price of our common stock could decline and investors may lose part or all of your investment. In the opinion of management, the risks discussed below represent the material risks known to the company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations and adversely affect the market price of our common stock.
We have a history of operating losses and anticipate future operating losses until such time as we can generate additional sales.
     Since beginning operations in September 2004, we have sustained substantial operating losses. At the present time, we do not generate sufficient revenues to support our operating expenses. We expect to have ongoing costs associated with the process of developing and commercializing the Company’s products, including significant research and development, engineering, testing, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future while the Company introduces its Stinger product line to the marketplace. If adequate funds are not available to fund these activities, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts, or effect changes to its facilities or personnel, and its ability to operate as a going concern may be adversely impacted.
If we do not obtain additional funding as needed, we may be unable to fund our engineering, marketing and production activities and to adequately pursue our business plan.
     Our business plan requires significant ongoing expenditures for product engineering, testing and marketing of our products. It is likely that we will need additional outside funding sources in the future to continue the production and the promotion of our products. If we are not successful in obtaining additional funding for operations, if and when needed, we may have to discontinue some or all of our business activities and our stockholders might lose all of their investment.
Our failure to properly design the Stinger projectile stun gun would have a material adverse effect on our operations.
     We will be devoting our capital and management efforts to the design, production and marketing of the Stinger S-200 EID. There is no assurance that our current design will meet our targeted specifications and tolerances, or that we will be able to manufacture the Stinger EID on a timely basis at a competitive price. Additionally, both the original mold for the Stinger stun gun and the mold for the ammunition needed to be redesigned to provide better fit and allow for mass production on an economical basis. Any failure to timely resolve these issues will delay the rollout of the Stinger EID. Failure to introduce the Stinger EID on a timely basis would have a material adverse effect on us and investors could lose their entire investment.
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
     We rely entirely on third parties to manufacture our products. We do not have long-term supply contracts with these third party manufacturers and instead work on an order-by-order basis. By not having long-term supply contracts, we run the risk that our current suppliers will opt to discontinue their relationship with us thereby interrupting the flow of products and significantly limiting our ability to operate our business. If alternative third party manufacturers could not be located in a timely manner, we would go out of business and investors would lose their entire investment. We own all of the rights, drawings, and intellectual property regarding schematics of the electronics of our products. Circuit board manufacturing and transformer winding companies are a common business throughout the world. We continually are examining alternative sourcing and may have multiple suppliers providing transformers and circuit boards when economies of scale merit such sourcing. We do not anticipate any business interruption if any of our suppliers could no longer supply or work with us on our terms.
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
     The Company is a defendant in a lawsuit brought by Taser International, Inc. that alleges patent infringement, false advertising, and patent false marking in its case, Taser International, Inc. v. Stinger Systems, Inc., in United States District Court for the District of Arizona. The case is also seeking punitive damages. Absent modification or other unexpected event, the Company will incur limited legal fees for its defense in this case as the Company’s attorney has agreed upon entry of appearance to act as its attorney in the case without fee. A judgment in the suit adverse to the Company’s interests could jeopardize our business operations and exhaust our cash reserve and investors may lose their entire investment.
We have received a “Wells Notice” from the SEC.
     The Company has been responding to an investigation by the Securities and Exchange Commission (“SEC”), which commenced in December 2004. In connection with the investigation, the Company received a “Wells Notice” from the SEC indicating that the staff intended to recommend that the SEC institute an action against the Company. On January 28, 2008, the SEC filed a Complaint against the Company and Robert F. Gruder in United States District Court for the Northern District of Georgia alleging that the Company and Mr. Gruder violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Among other things, the Complaint alleges that the Company made material misrepresentations about one of the Company’s products regarding when the Company would be shipping the product, the product’s status with the Bureau of Alcohol, Tobacco, and Firearms, the performance of the product, and where the Company’s stock was trading. A judgment in this action adverse to the Company’s interests could jeopardize our business operations and exhaust the Company’s cash reserve and investors may lose their entire investment.
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
     Some states prohibit the sale of less-lethal weapon systems. Additional negative publicity with respect to less-lethal weapon systems may cause other jurisdictions to ban or restrict the sale of our products. Internationally, there are some countries which restrict and/or prohibit the sale of less-lethal weapon systems. Further, the export of our less-lethal weapon systems is regulated. Export licenses must be obtained from the Department of Commerce for all shipments to foreign countries. To the extent that states, local governments or other countries impose restrictions or prohibitions on the sale and use of our products or to the extent we are unable to obtain export licenses for the sales of our weapons to international customers, our sales could be materially adversely impacted.
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
     During 2007, the closing sales price of our stock has ranged from $0.14 to $3.25. Our stock closed on December 31, 2007 at $1.08 per share.
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
     Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and could make it more difficult for us to raise additional capital through the sale of equity securities and reduce the chances of persons who have invested in us of receiving a return on their investment. In addition, substantially all of the outstanding shares of our common stock are freely tradable or eligible for sale under Rule 144, subject to certain conditions of that rule.
Exercise of outstanding options, warrants and convertible securities will dilute existing shareholders and could decrease the market price of our common stock.
     As of December 31, 2007, we had 17,587,171 shares issued and outstanding, 10,342,635 shares of common stock that could be issued upon the exercise of options, warrants, grants and convertible securities, of which 827,500 shares could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. In addition, we completed a private placement transaction with an institutional investor pursuant to which we issued and sold to the investor a senior secured convertible note (the “Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 5,912,961 shares of our common stock (the “Warrant”). The Note is convertible into 4,730,369 shares of the Company’s common stock at a price of $0.6342 per share. The conversion price of The Note is subject to adjustment if we fail to achieve certain milestone events pertaining to our performance. Subject to the terms of the Note, we, at our option, may pay any portion of the interest then due on the Note in cash or may elect to issue the investor shares of our common stock. The Warrant is exercisable immediately at a price of $0.6342 per share. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
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
     The Company has been responding to an investigation by the Securities and Exchange Commission (“SEC”), which commenced in December 2004. In connection with the investigation, the Company received a “Wells Notice” from the SEC indicating that the staff intended to recommend that the SEC institute an action against the Company. On January 28, 2008, the SEC filed a Complaint against the Company and Robert F. Gruder in United States District Court for the Northern District of Georgia alleging that the Company and Mr. Gruder violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Among other things, the Complaint alleges that the Company made material misrepresentations about one of the Company’s products regarding when the Company would be shipping the product, the product’s status with the Bureau of Alcohol, Tobacco, and Firearms, the performance of the product, and where the Company’s stock was trading. The complaint seeks injunctive relief against the Company and Mr. Gruder, including a bar against Mr. Gruder from serving as an officer or director of a public company and civil penalties. A judgment in this action adverse to the Company’s interests could jeopardize our business operations and exhaust the Company’s cash reserve and investors may lose their entire investment.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER’S MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
     Our common stock has been quoted on the OTC Bulletin Board under the symbol STIY.OB since February 23, 2006. The following table reflects the high and low sales information as reported on the OTCBB. The information reflects inter-dealer prices, which may or may not reflect retail mark-ups, mark-downs, or commissions and may not represent actual transactions. Also, these transactions may not be representative of all transactions during the indicated periods or the actual fair market value of our common stock at the time of such transactions due to the infrequency of trades and the limited market for our common stock. The following table presents the quarterly high and low bid information on the OTC Bulletin Board and on the electronic Pink Sheets. From November 12, 2004, until February 23, 2006, trades of common stock were reported from time to time on the electronic Pink Sheets.

2006	High	Low

First Quarter	$5.75	$1.00
Second Quarter	$2.95	$1.20
Third Quarter	$2.00	$1.06
Fourth Quarter	$1.10	$0.55

2007	High	Low

First Quarter	$3.20	$0.57
Second Quarter	$3.25	$0.75
Third Quarter	$1.10	$0.53
Fourth Quarter	$1.19	$0.14
     As of March 14, 2008, there were approximately 34 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.
Stock Performance Graph
     The graph below compares the cumulative total stockholder return on the Company from November 11, 2004 (the date our Common Stock was first traded) through December 31, 2007, with the cumulative total returns of the NASDAQ Composite Index, and the Russell 3000 Index. The graph assumes that the value of the investment in our Common Stock, and in each index was $100 on November 11, 2004 and tracks it through December 31, 2007. We have not paid any dividends on our Common Stock.

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

	Predecessor Operations		The Company	The Company
		January 1,	September 24,
	Years ended	2004 to	2004	Pro Forma
	December 31,	September 24,	to December 31,	Year Ended December 31,
	2003	2004	2004	2004	2005	2006	2007
Statement of Operations Data:
Sales	$264,471	$198,981	$63,306	$262,287	$469,997	$454,454	$372,211

Gross Margin (Loss)	108,647	54,859	11,620	66,479	(139,282)	(207,338)	(161,643)

Loss from Operations	(237,363)	(192,470)	(8,820,199)	(9,012,669)	(10,171,758)	(6,300,966)	(4,682,912)
Net Loss	(273,922)	(230,932)	(8,830,467)	(9,061,399)	(10,085,529)	(6,306,345)	(8,348,285)

Net Loss Per Share (Basic and Diluted)	$(0.03)	$(0.02)	$(0.70)	$(0.70)	$(0.67)	$(0.42)	$(0.50)

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	10,750,000	10,750,000	12,640,900	12,640,900	14,997,346	15,038,500	16,658,390

Balance Sheet Data:
Current Assets	$69,695	$13,232	$9,334,233	$9,334,233	$3,294,044	$502,198	$590,484

Equipment and Furnishings	93,724	73,204	105,764	105,764	353,388	303,295	276,590
Total Assets	163,419	86,436	12,543,911	12,543,911	6,374,950	3,155,993	2,405,771

Current Liabilities	97,441	43,746	556,970	556,970	1,048,538	2,417,435	571,383
Long Term Debt	584,885	792,529	—	—	—	—	—

Stockholders Equity (Deficit)	(518,907)	(749,839)	10,599,441	10,599,441	5,326,412	738,558	(3,243,114)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     Stinger Systems is in the business of producing and marketing less-lethal electronic restraint products to law enforcement, correctional facilities, professional security and military sectors. The Company’s products include the Ice-Shield electronic immobilization riot shield and the Bandit / REACT system, an electronic immobilizing restraint. The Company’s primary focus is the Stinger S-200 EID gun and its success is largely dependent upon the commercialization of this product.
     The Company launched a mass marketing campaign during the fourth quarter of 2007. The Company’s ability to generate future revenues is dependent upon the overall market reception of the Stinger product line and the volume of production and sales that the Company is able to generate. It may be the case that further modifications of the Stinger product line projectile stun gun will be required.
     The Company plans to use third parties to manufacture some components for its products. Except for ongoing purchase orders, the Company is under no contractual obligation with these parties. Because the Stinger projectile stun gun is classified as a firearm and subject to various regulations of the U.S. Bureau of Alcohol, Tobacco, and Firearms (ATF), the Company ships all products from its production and manufacturing facility and maintains proper records. While the Company hopes to manufacture the Stinger and its components in the United States, there can be no assurances that it will continue to do so. The Company believes that electronics are easily sourced throughout the world and the Company will continually seek best pricing and highest quality components for its products. The Company expects to continue handling the shipment of its products.
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
     Due to the limited sales volume of its existing products, the Company reported a net loss of $8,348,285 for the year ending December 31, 2007 (net loss of $0.50 per share), a net loss of $6,306,345 for the year ending December 31, 2006 (net loss of $0.42 per share) and a net loss of $10,085,529 for the year ending December 31, 2005 (net loss of $0.67 per share).
     At the present time, the Company does not generate sufficient revenues from its operations to pay its operating costs. Management believes that the Company will need additional outside sources of funding in the future to continue the production and promotion of its products.

Background
     The Company, after the acquisition of EDT, required funds to support current operations and to provide future working capital. The Company has met its financial needs through its operations and through the sales of its securities. Since September, 2004, the Company has undertaken sales of non-registered securities in a series of private transactions, including the following:
•	On September 24, 2004, the Company issued 9,750,000 shares of its common stock for 100% of EDT. The Company received 10,000,000 of its previously issued and outstanding shares for cancellation. The 9,750,000 shares were valued at $474,300, consisting of the cash and note payable to the former owners of EDT for the initial purchase of 95% of EDT in the amount of $450,000 plus the value of 500,000 shares of common stock issued for the remaining 5% of EDT valued at $24,300.

•	Between September 24, 2004 and December 31, 2004, the Company sold 3,222,000 shares of common stock for $10,900,000, less expense of $665,035. Specifically, the Company sold 1,122,000 shares of common stock for net proceeds of $400,000 in September 2004, and sold 2,100,000 shares of common stock for net proceeds of $9,834,965 in December 2004. As part of the sale in December 2004, the Company also issued warrants to the investors to purchase 1,000,000 shares of the Company’s common stock at $7.50 per share. The warrants are exercisable through September 24, 2009. The investors were also granted registration rights. The Company also issued warrants to the underwriters to acquire 200,000 shares at $7.50 per share.

•	Between September 24, 2004 and December 31, 2004, the Company issued 921,500 shares of common stock for various services received by the Company.

•	In December 2004, the Company issued 10,000 shares of its common stock as settlement of a note payable plus accrued interest in the amount of $106,943.

•	During November and December of 2004, the Company issued a total of 100,000 shares of its common stock for patents that were complimentary to its product lines. The recipient of 75,000 of the 100,000 shares issued had the right to rescind the transaction if a registration statement was not effective by the Company as of a specific date. As a result of this redeemable feature, these shares were classified as “Redeemable Common Stock” with a liquidation value of $1,387,500 (the value assigned to the stock on issuance at December 31, 2004). The Company filed a registration statement that was declared effective by the Securities and Exchange Commission on November 14, 2005 and the individual no longer had the right to rescind the transaction, so the 75,000 shares were taken out of Redeemable Common stock and shown as issued common stock.

•	On January 25, 2007, the Company and certain existing warrant entered into an amendment and exercise agreement pursuant to which (i) the Company reduced the exercise price of the warrants then held by the warrant holders to $0.60 per share; (ii) the warrant holders exercised all of the existing warrants at an exercise price of $0.60 per share and acquired 999,999 shares of the Company’s common stock; and (iii) the Company issued to the warrant holders new warrants to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The Company granted the warrant holders certain registration rights with respect to the resale of the shares issued upon exercise of the existing warrants and the shares to be issued upon exercise of the new warrants.

•	On August 3, 2007, the Company closed a private placement transaction with an institutional investor pursuant to which the Company issued and sold a senior secured convertible note in the aggregate principal amount of $3,000,000 and a warrant to purchase 5,912,961 shares of the Company’s common stock. The note is convertible into 4,730,270 shares of the Company’s common stock at a price of $0.6342 per share. Under the terms of the note, the Company, at its option, may pay any portion of the interest then due on the Note in cash or may elect to issue the Investor shares of the Company’s common stock. The Warrant is exercisable immediately at a price of $0.6342 per share.

•	On February 29, 2008, the Company closed a private placement transaction with an institutional investor pursuant to which the Company issued and sold a senior secured convertible note in an aggregate principal amount of $2,150,000, a warrant to purchase 3,000,000 shares of the Company’s common stock, and 1,250,000 shares of the Company’s Common Stock . The note is convertible into 1,720,000 shares of the Company’s common stock at a price of $1.25 per share. Under the terms of the note, the Company, at its option, may pay any portion of the interest then due on the note in cash or may elect to issue shares of the Company’s common stock. The warrant is exercisable immediately at a price of $0.7054 per share.

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
Comparison of the Years Ended December 31, 2007 and 2006
     Revenues. Revenue decreased $82,242 or 18% to $372,212 for 2007 compared to $454,454 for 2006. The decrease from 2006 to 2007 was due to the limited sales volume of our existing products during 2007.
     Cost of Goods Sold. Cost of Goods Sold decreased $127,937 or 19% to 533,855 for 2007 compared to $661,792 for 2006. The decrease from 2006 to 2007 was due to an inventory write-off in 2006 for obsolete raw materials in our inventory. The cost of production for 2006 and 2007 includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
     Gross Margin. Gross margin decreased $45,695 or 22% to $(161,643) for 2007 compared to $(207,338) for 2006. The decrease in gross margin for 2006 was principally due to an increase in the costs of goods sold related to an inventory write-off for obsolete raw materials in 2006.
     Selling Expenses. Selling Expenses decreased $8,054 or 3% to $235,531 for 2007 compared to $243,585 for 2006. The decrease was based primarily on decreased expenses related to our efforts to promote current products and the branding of the Stinger name.
     General and Administrative Expenses. General and Administrative (G&A) expenses decreased $1,564,305 or 27% to $4,285,738 for 2007 compared to $5,850,043 for 2006. Employee acquisition costs for 2007 decreased by $4,805 to $5,881 during 2007 compared to $10,686 for 2006. The decrease from 2006 to 2007 was primarily due to employee acquisition costs and employee severance costs during 2006. We did, however, incur stock based compensation expense of $284,382 for 2007 and $1,551,616 for 2006 related to the grant of stock options to our employees and directors as further explained in the Notes to Financial Statements. Additionally, other operating expenses for the year ended December 31, 2007, include legal and professional fees of $467,788, insurance expense of 14,265, value of warrants issued for service of 553,542 and other costs in the amount of $453,313 compared to legal and professional fees of $825,251, insurance expense in the amount of $765,824, and other costs in the amount of $420,539 for the year ended December 31, 2006.
     Research and Development Expenses. Research and Development (R&D) expenses decreased $306,601 or 47% to $350,810 for the year ended December 31, 2007, compared to $657,411 for the year ended December 31, 2006. The Company’s decrease in R&D expense is attributable to the advanced stages of product development, and the accumulated engineering knowledge associated with improving the design of the Stinger projectile stun gun product line. The Company expects to have ongoing research and development costs associated with future generations of the projectile stun gun product line.

     Interest Income. Interest income decreased $4,414 to $21,517 for the year ended December 31, 2007, compared to $25,931 for the year ended December 31, 2006. The decrease from 2006 to 2007 was due to a reduction in working capital.
     Net Loss. Net loss increased by $2,041,940 or 32% to $(8,348,285) or $(0.50) per common share for the year ended December 31, 2007 compared to a net loss of $(6,306,345) or $(0.42) per common share for the year ended December 31, 2006. The increase in net loss was due primarily to the valuation of our financing during the 2007 year as an embedded derivative.
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

     General and Administrative Expenses. General and Administrative (G&A) expenses decreased $3,838,330 or 40% to $5,850,043 for 2006 compared to $9,688,373 for 2005. Employee acquisition costs for 2006 decreased by $3,464,314 to $10,686 compared to $3,475,000 for 2005. The decrease from 2005 to 2006 was primarily due to employee acquisition costs and employee severance costs during 2005. We did, however, incur stock based compensation expense of $1,551,616 for 2006 related to the grant of stock options to our employees and directors as further explained in the Notes to Financial Statements. Additionally, other operating expenses for the year ended December 31, 2006, include legal and professional fees of $825,251, insurance expense in the amount of $765,824 and other costs in the amount of $622,482 compared to legal and professional fees of $594,357, insurance expense in the amount of $573,117, liquidated damages to investors in the amount of $964,343 and other costs in the amount of $820,452 for the year ended December 31, 2005.
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
Liquidity and Capital Resources
     The Company has experienced significant operating losses since its inception in 2004. The process of developing and commercializing the Company’s products requires significant research and development, engineering, testing, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future while the Company introduces its Stinger product line to the marketplace. To date, revenues recognized from its current products have not been sufficient for the Company to achieve or sustain profitability. The Company believes it is unlikely that its existing cash resources will be sufficient to fund its operations for 2008 at its planned levels of research, development, sales, and marketing activities. Thus, execution of its current strategies will require it to raise additional capital through debt or equity transactions in order to finance its operations through 2008. The Company believes that additional financing may be available to it, but there can be no guarantee that financing will be available on acceptable terms or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts, or effect changes to its facilities or personnel, and its ability to operate as a going concern may be adversely impacted.

     At December 31, 2007, we had positive working capital of approximately $(19,101), including a cash balance of $345,293. This represents a increase in working capital of $1,934,338 from working capital of $(1,915,237) at December 31, 2006 and a cash balance of $121,047. This increase in working capital is principally due to the financing agreement that was finalized on August 2, 2007. Operating activities used cash of $3,273,714 and $2,546,395 during 2007 and 2006, respectively. The decrease in the negative cash flow from operating activities for 2007, as compared to 2006, was primarily due to the derivative liability associated with convertible notes and warrants and the decrease of payables. The Company had a decrease of 9% in general and administrative expenses (excluding depreciation, amortization, and stock option expense).
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
Contractual Obligations
     The Company has entered into operating leases for office and warehouse space, which runs through November 2008 and March 2009, respectively. Future minimum lease payments under operating leases are $163,477 in 2008, $40,045 in 2009, $25,718 in 2010, $18,534 in 2011, and $8,041 in 2012.
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

Intangible Assets
     The Company’s intangible assets consist of two pending patents and four patents for stun gun technology with a carrying value of $1,527,201 at December 31, 2007. Generally a patent has a life of 17 to 20 years. The two projectile stun gun patents were granted in 1998.
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
     On December 4, 2004, the Company acquired 100% of the ownership interest in Questek, a California Sole Proprietorship, from Joseph Valencic, a non-related party, in exchange for $75,000 cash (which was not paid until January 6, 2005 but was included in accrued liabilities at December 31, 2004) and the issuance of 25,000 shares of the Company’s common stock. Questek’s only assets were intellectual property rights including a pending patent, trademarks and copyrights. The major asset of Questek was a pending patent on a miniature camera. Questek had no liabilities. The 25,000 shares of common stock issued were valued at $14.20 per share (the quoted pink sheet price on December 4, 2004). Total value of the camera pending patent serial no. 11/012,541 — “Weapon with Illuminator and Camera” at December 31, 2007 is $430,000.

     Stinger Systems filed pending patents; serial no. 10/975,563 — “Weapon and Input Device to Record Information” on October 27, 2004 and serial no. 10/957,301 — “Stun Gun” on September 30, 2004. These pending patents were initiated by Stinger Systems on existing Stinger technology and carry no value at December 31, 2006.
     The Company performed an impairment test in accordance with the guidance provided in SFAS 142, “Goodwill and Other Intangible Assets”, and has determined that an impairment loss of $523,342 exists for 2007 and $201,943 for 2006, based on the present value of future cash flows generated from Company assets. The majority of the assets, other than cash, reported on the balance sheet at December 31, 2007 are related to intangible assets.
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
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of December 31, 2007, we have had no significant warranty claims on products sold. Once sales of our new stun gun commence, we expect to make an accrual for warranty claims based on our sales.
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

     Embedded Derivatives. Certain features of the convertible note payable and warrants issued in connection with the convertible note payable was accounted for as embedded derivatives and were valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At December 31, 2007, the Company’s derivative valuation liability totaled $3,660,000.
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
     The information required by this item is set forth on pages F-1 through F-26.
ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K have been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its principal executive and principal financial officers, to allow timely decisions regarding disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting.
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of its financial statements in accordance with generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
     Internal control over financial reporting may not prevent or detect misstatements due to its inherent limitations. Management’s projections of any evaluation of the effectiveness of internal control over financial reporting as to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).
     The Company’s management determined that as of December 31, 2007, the Company’s internal control over financial reporting was effective.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 and has concluded that there was no change that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information with respect to our executive officers and directors as of March 15, 2008:

Name	Age	Position
Ronald T. Bellistri	61	Chief Executive Officer
Robert F. Gruder	49	President and Chairman of the Board
Brian S. Gannon	34	Financial Controller
T. Yates Exley	46	Director
Andrew P. Helene	46	Director
Wells Van Pelt	60	Director
Richard “Bo” Dietl	57	Director
Ronald T. Bellistri —CEO of Stinger Systems, Inc. Since January 8, 2008, Mr. Bellistri has served as the Company’s Executive Vice President and National Sales Director. Before joining the Company, Mr. Bellistri was a member of the NYPD Organized Crime Control Bureau — Narcotics Division. In 1985, Mr. Bellistri founded Copstat Security, Inc., a security and investigation firm, which he sold in 2004. Mr. Bellistri also founded Patriot Associates, LLC, an explosive detection unit which he also sold in 2004. Mr. Bellistri retired after the sale of his businesses in 2004.
Robert F. Gruder — Chairman and President of Stinger Systems, Inc. Mr. Gruder is co-founder of Stinger Systems, Inc. Prior to founding Stinger Systems, Mr. Gruder was an independent investor since September, 2002, managing his personal portfolio. For the three years prior thereto, he was Chairman and Chief Executive Officer of Information Architects Corporation a public company traded on NADASQ. Mr. Gruder has over 15 years of experience in the technology industry. Mr. Gruder holds no outside board affiliations.
Brian S. Gannon — Financial Controller of Stinger Systems, Inc. Mr. Gannon is the controller for the Company and has been controller since August 2007. Mr. Gannon serves as the Company’s principal financial and principal accounting officer. He has been employed in the Company’s finance group since April 2006. From 2005 to 2006, Mr. Gannon was a staff accountant at Granite Services, Inc., a subsidiary General Electric. From 2003 to 2005, Mr. Gannon served as an accountant for Outback Steakhouse, Inc. While at Outback, Mr. Gannon had complete accounting responsibility for multiple restaurants within the United States. Mr. Gannon is a Certified Public Accountant (CPA) and he holds a Bachelor’s degree in Accounting from the University of South Florida.

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
Wells Van Pelt — is a member of our board of directors and serves as the chairman and financial expert of the audit committee. Mr. Van Pelt is also chairman of the compensation committee. He is an independent director. Mr. Van Pelt graduated from Saint Andrews Presbyterian College in Laurinburg, North Carolina. Mr. Van Pelt has 35 years of experience in the investment business while also serving on numerous boards. He has served on non-profit, for profit and governmental boards including vice-chairman of the civil service board for Charlotte, North Carolina.
Richard “Bo” Dietl — is a member of our board of directors. He is an independent director. Mr. Dietl served as a New York City Police Officer from June 1969 until he retired in 1985. Mr. Dietl is Founder and Chairman of Beau Dietl & Associates, an investigative and security firm. Mr. Dietl is also Chairman of Security Solutions, a professional computer network security company and Bo Dietl’s One Tough ComputerCop, a company that has developed a software tool designed to increase a parent’s ability to protect their children from online predators. Mr. Dietl is also a principal of the Voyant Corporation which is an online vision care portal that provides online vision tests and allows visitors to purchase corrective lens through the website.

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

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Compensation Committee
The Compensation Committee of the Board of Directors consists of one non-employee director. The Compensation Committee is responsible for setting and administering the policies that govern annual executive compensation. The Compensation Committee is also responsible for making compensation decisions regarding the Chief Executive Officer, the President and our non-employee directors. The Compensation Committee also administers our 2005 Stock Option/Stock Bonus Plan.
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
Annual Compensation
Base Salary
We do not have employment agreements with any executive officer. All NEO salaries are set by the Compensation Committee based on their skills, experience, level of responsibility, and individual accomplishments. The Compensation Committee also considers typical compensation levels paid by other companies in our industry to individuals with similar credentials. The Compensation Committee confers with our chief executive officer when setting base salaries for the other NEOs.
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
The Board of Directors and/or chief executive officer elected not to grant any bonus to any of the NEOs due to our financial performance during 2007.
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

SUMMARY COMPENSATION TABLE
     The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2006 and 2007. The Company has not entered into any employment agreements with any of the named executive officers. When setting total compensation for each of the named executive officers, the Board of Directors reviews tally sheets which show the executive’s current compensation, including equity and non-equity based compensation.
     The named executive officers were not entitled to receive payments which would be characterized as Bonus, Stock Awards, Non-Equity Incentive Plan Compensation, Change in Pension Value and Nonqualified Deferred Compensation Earnings, or All Other Compensation payments for the fiscal year ended December 31, 2007.
     The table below may reflect less than the full fiscal year salary for individuals who were not employed by the Company for the full fiscal year, and because the value of certain equity awards included below is based on the FAS 123(R) value rather than the fair value, these percentages may or may not be derived using the amounts reflected in the table below.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Position	Year	($)	($)	($)	($) (1)	($)	Earnings ($)	($)	Total ($)
Robert F. Gruder	2007	250,000							250,000
Chief Executive	2006	250,000							250,000
Officer & Chairman

David J. Meador (2)	2007	110,721							110,721
Chief Financial	2006	175,000			667,150				842,150
Officer & Corporate Secretary

(1)	The amounts in the Option Awards column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards pursuant to the 2005 Stock Option/Stock Bonus Plan and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2004, 2005 and 2006 are included in the footnotes to the Company’s audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)	David Meador’s employment with the Company and stock options were terminated on August 17, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
     The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our named executive officers as of December 31, 2007:

Stock Awards
	Option Awards							Equity	Equity Incentive
			Equity Incentive					Incentive Plan	Plan Awards:
			Plan Awards:					Awards:	Market or
	Number of	Number of	Number of			Number of	Market Value	Number of	Payout Value of
	Securities	Securities	Securities			Shares or	of Shares or	Unearned	Unearned
	Underlying	Underlying	Underlying			Units of	Units of	Shares, Units or	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Other Rights	Other Rights
	Options (#)	Options (#)	Unearned Options	Exercise	Expiration	Have Not	Have Not	That Have Not	That Have Not
Name	Exercisable	Unexercisable	(#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested

Robert F. Gruder

David J. Meador(1)	250,000			3.98	01/25/11
	50,000			0.55	12/20/11
(1)  David Meador’s employment with the Company and stock options were terminated on August 17, 2007.

DIRECTOR COMPENSATION
     The following table sets forth information concerning the compensation earned during the last fiscal year by each individual who served as a director at any time during the fiscal year:

Change in Pension
Value and
	Fees		Option	Non-Equity	Nonqualified
	Earned or	Stock	Awards	Incentive Plan	Deferred	All Other
	Paid in	Awards	($)	Compensation	Compensation	Compensation
Name	Cash ($)	($)	(1)(2)	($)	Earnings ($)	($)	Total ($)
T. Yates Exley							—
Michael Racaniello(3)							—
Andrew P. Helene							—
Wells Van Pelt(4)							—

(1)	The amounts in the Option Awards column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R) of awards pursuant to the 2005 Stock Option/Stock Bonus Plan and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2005, 2006 and 2007 are included in the footnotes to the Company’s audited financial statements for the fiscal year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)

(3)	Michael Racaniello resigned from the Board of Directors in June 2007.

(4)	Wells Van Pelt was appointed to the Board of Directors on November 16, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of March 14, 2008, we had 19,889,230 shares of common stock outstanding (excluding certain options, grants and warrants), which are our only outstanding voting securities. The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2008 by:
•	each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common stock;

•	each of our executive officers;

•	each of our current directors; and

	Amount and Nature of
Beneficial Owner	Beneficial Ownership		Percentage
Castlerigg Master Investments Ltd. c/o Citco Fund Services (Curacao) N.V. Kaya Flamboyan 9, PO Box 812	2,033,723	(1)	10.2%
Curaco, Netherlands, Antilles

Ronald T. Bellistri 2701 N Rocky Point Drive, Suite 1130	1,000,000		5.0%
Tampa, FL 33607

Robert F. Gruder 2701 N Rocky Point Drive, Suite 1130	5,327,949	(4)	26.8%
Tampa, FL 33607

T. Yates Exley 2239 Forrest Drive	4,675,000	(2)	23.5%
Charlotte, NC 28211

Andrew Helene 307 Main Street	130,000	(3)	*
Hyannis, MA 02653
(Continued)

	Amount and Nature of
Beneficial Owner	Beneficial Ownership	Percentage
Wells Van Pelt	62,650 (5)	*
6100 Fairview Road, Suite 700 Charlotte, NC 28210

Richard “Bo” Dietl	1,000,000	5.0%
One Pennsylvania Plaza, 50th Floor New York, NY 10119

All directors and executive officers as a group (5 persons)	12,195,599	61.3%

*	Less than one percent (1%).

(1)	As reported on a Schedule 13G filed on March 10, 2008 Castlerigg Master Investments Ltd., Sandell Asset Management Corp., Castlerigg International Limited, Castlerigg International Holdings Limited and Thomas E. Sandell. Includes 468,365 shares of Common Stock into which the convertible notes and/or the warrants held by Castlerigg Master Investments are convertible or exercisable, as applicable. In addition, Castlerigg Master Investments holds (x) a senior secured convertible note convertible into an aggregate of 1,720,000 shares of Common Stock, (y) a convertible note convertible into an aggregate of 4,225,796 shares of Common Stock, and (z) warrants held by Castlerigg Master Investments exercisable for an aggregate of 8,912,961 shares of Common Stock. Such securities are not convertible or exercisable to the extent that their exercise would cause the holder to be the beneficial owner of more than 9.99% of the Company’s common stock.

(2)	Mr. Exley also has a potential minority beneficial interest in 536,000 shares held by Exley Management Services LLC, a company principally owned and controlled by his father. Because Mr. T. Yates Exley cannot control the disposition or the voting of the shares held in this company, they have not been allocated to him as part of his beneficial holdings. Includes approximately 85,000 shares of common stock issuable upon conversion of a convertible promissory note held in trust for the benefit of Mr. Exley’s children.

(3)	Includes 120,000 shares of common stock that may be purchased upon the exercise of options.

(4)	Includes approximately 85,000 shares of common stock issuable upon conversion of a convertible promissory note held by Mr. Gruder’s children.

(5)	Includes 60,000 shares of common stock that may be purchased upon the exercise of options.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2007.

	Number of securities	Weighted	Number of securities
	to be issued upon	average	remaining available for
	exercise of	exercise price	future issuance under
	outstanding	of outstanding	equity compensation plans
	options, warrants	options,	(excluding securities
	and	warrants and	reflected in the first
Plan Category	rights (1)	rights	column)
Equity compensation plans approved by security holders	827,500	$1.94	1,172,500
Equity compensation plan not approved by security holders	—		—

Total	827,500	1.94	1,172,500

(1)	Represents shares of the Company’s Common Stock issuable in connection with such equity compensation plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     On September 24, 2004, EDT Acquisition LLC, a Michigan limited liability company then owned by Robert Gruder and T. Yates Exley, acquired a 95% interest in Electronic Defense Technologies, LLC, an Ohio limited liability company. The interest was acquired in exchange for $250,000 in cash and a $200,000 note payable at 4% interest due on or before March 24, 2006 from EDT Acquisition, LLC. The 95% interest in Electronic Defense Technologies, LLC together with the remaining 5% interest in the same company was then transferred on the same day to Stinger Systems in exchange for the issuance by Stinger Systems of 9,750,000 shares of Stinger Systems’ common stock. This transaction transferred control of Stinger Systems to Robert Gruder and T. Yates Exley by virtue of their ownership of EDT Acquisition LLC which held 9,250,000 common shares of Stinger Systems. Mr. Gruder serves as President and Chairman of the Board of Directors. Mr. Exley is a member of the Board. Mr. Gruder’s portion of the shares of Stinger Systems formerly held in EDT Acquisition, LLC have been paid out of EDT Acquisition, LLC and are held by him directly. It is the responsibility of the Company’s Audit Committee to review all transactions or arrangements between our company and any of its directors, officers, principal shareholders or any of their respective affiliates, associates or related parties.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
     The fees billed by Killman, Murrell & Company, P.C. for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for 2007 and 2006, the review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, as well as the review and consent for the Company’s other filings for 2007 and 2006 were $36,768 and $40,000, respectively.
Audit-Related Fees
     The fees billed by Killman, Murrell & Company, P.C. for professional services rendered for assurance and related services that are reasonably related to the audit of the Company’s annual consolidated financial statements for 2007 and 2006 were $0.
Tax Fees
     The fees billed by Killman, Murrell & Company, P.C. for professional services rendered for tax compliance, tax advice and tax planning for 2007 and 2006 were $3,082 and $0, respectively.
All Other Fees
     In 2007 and 2006, Killman, Murrell & Company, P.C. did not bill the Company for any services other than those described above.

Pre-Approval of Non-Audit Services
     Management may use Killman, Murrell & Company, P.C. for non-audit services that are permitted under SEC rules and regulations, provided that management obtain the Audit Committee’s approval before such services are rendered.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:
     (1) Index to Consolidated Financial Statements

Page
Number
Report of Independent Registered Public Accounting Firm Killman, Murrell & Company, P.C. Financial Statements	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the year ended December 31, 2005 and for the Period September 24, 2004 to December 31, 2004	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2005 and for the Period September 24, 2004 to December 31, 2004	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2005 and for the Period September 24, 2004 to December 31, 2004	F-7
Notes to Consolidated Financial Statements	F-9
Pro Forma Combined Statement of Operations
     (2) Financial Statement Schedules
         Financial statement schedules are omitted because they are not required.
     (3) Exhibits
The following exhibits are filed with this Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	By-laws (1)

4.1	Specimen Common Stock Certificate of Registrant (1)

10.1	Form of Securities Purchase Agreement used in the December 2004 506 offering (1)

10.2	Form of warrant used in the December 2004 506 offering (1)

10.3	Form of Registration Rights Agreement used in the December 2004 506 offering (1)

10.4	Employment Agreement with Mr. Cuny (2)

10.5	Employment Agreement with Mr. Killoy (2)

10.6	Severance Agreement with Mr. Cuny (2)

10.7	Research Agreement — Wayne State University (2)

10.8	Independent Manufacturer’s Representative Agreement (2)

10.9	Stinger Systems Distributor Agreement (2)

10.10	Settlement Agreement, Release and Covenant Not to Sue with Mr. Killoy (3)

10.11	Purchase Agreement (3)

10.12	Cancellation Agreement (3)

10.13	Agreement between Mr. McNulty and CM Partners (3)

10.14	Assignment of Inventions (3)

10.15	Patent Assignment (3)

10.16	Modification Letter Agreement with Mr. McNulty (4)

10.17	Amendment and Exercise Agreement (5)

Exhibit No.	Description
10.18	Form of New Warrant (5)

10.19	Registration Rights Agreement used in the January 2007 offering (5)

10.20	Securities Purchase Agreement dated August 2, 2007 among Stinger Systems, Inc. and the investor party thereto(6)

10.21	Senior Secured Convertible Note dated August 3, 2007(6)

10.22	Warrant dated August 3, 2007(6)

10.23	Registration Rights Agreement dated August 3, 2007 among Stinger Systems, Inc. and the investor party thereto(6)

10.24	Security Agreement dated August 3, 2007(6)

10.25	Securities Purchase Agreement dated February 29, 2008 among Stinger Systems, Inc. and the investor party thereto(7)

10.26	Senior Secured Convertible Note dated February 29, 2008(7)

10.27	Warrant(7)

10.28	Amended and Restated Security Agreement, dated February 29, 2008(7)

10.29	Amended and Restated Senior Secured Convertible Note dated February 29, 2008(7)

21.1	List of Subsidiaries (1)

31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Form S-1/A on February 8, 2005.

(2)	Previously filed as an exhibit to Form S-1/A on July 20, 2005.

(3)	Previously filed as an exhibit to Form S-1/A on September 20, 2005.

(4)	Previously filed as an exhibit to Form S-1/A on November 10, 2005.

(5)	Previously filed as an exhibit to Current Report on Form 8-K on January 26, 2007

(6)	Previously filed as an exhibit to Current Report on Form 8-K on August 3, 2007

(7)	Previously filed as an exhibit to Current Report on Form 8-K on March 3, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STINGER SYSTEMS, INC.
By:	/s/ Ronald T. Bellistri
Ronald T. Bellistri
Chief Executive Officer

Dated March 31, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ Ronald T. Bellistri Ronald T. Bellistri	Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ Robert F. Gruder Robert F. Gruder	President and Chairman of the Board	March 31, 2008

/s/ Brian S. Gannon Brian S. Gannon	Financial Controller (Principal Financial and Accounting Officer)	March 31, 2008

/s/ T. Yates Exley T. Yates Exley	Director	March 31, 2008

/s/ Andrew P. Helene Andrew P. Helene	Director	March 31, 2008

/s/ Wells Van Pelt Wells Van Pelt	Director	March 31, 2008

/s/ Richard “Bo” Dietl Richard “Bo” Dietl	Director	March 31, 2008

Killman, Murrell & Company, P.C.
Certified Public Accountants

3300 N. A Street, Bldg. 4, Suite 200	1931 E. 37th Street, Suite 7	2626 Royal Circle
Midland, Texas 79705	Odessa, Texas 79762	Kingwood, Texas 77339
(432) 686-9381	(432) 363-0067	(281) 359-7224
Fax (432) 684-6722	Fax (432) 363-0376	Fax (281) 359-7112
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Stinger Systems, Inc.
Tampa, Florida
     We have audited the accompanying consolidated balance sheets of Stinger Systems, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stinger Systems, Inc. as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007 in conformity with United States generally accepted accounting principles.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Killman, Murrell & Company, P.C.

KILLMAN, MURRELL & COMPANY, P.C.

Odessa, Texas
March 28, 2008

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2007	2006
CURRENT ASSETS
Cash	$345,293	$121,047
Accounts Receivable, net of $1,800 Allowance for Uncollectible Accounts in 2007 and 2006	81,201	46,978
Inventories, at cost	128,841	292,426
Prepaid Expenses and Other Current Assets	35,149	41,747

TOTAL CURRENT ASSETS	590,484	502,198
EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulate depreciation of $126,414 and $52,982 in 2007 and 2006	276,590	303,295

OTHER ASSETS, net of Accumulated
Intangible Assets, net of accumulated amortization of $1,145,419 and $763,616 in 2007 and 2006	1,527,201	2,339,004
Other Assets	11,496	11,496

TOTAL OTHER ASSETS	1,538,697	2,350,500

TOTAL ASSETS	$2,405,771	$3,155,993

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,	December 31,
	2007	2006
CURRENT LIABILITIES
Accounts Payable	$393,842	$1,375,594
Accrued Liabilities	124,846	79,341
Capital Lease Obligation, current portion	21,445	—
Note Payable-Related Parties	31,250	962,500

TOTAL CURRENT LIABILITIES	571,383	2,417,435

Capital Lease Obligation, long-term portion	77,739	—
Note Payable-Convertible, net of debt discount of $1,660,237	1,339,763	—
Derivative Liability Associated with Convertible Note and Warrants	3,660,000	—

TOTAL LIABILITIES	5,648,885	2,417,435

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 17,527,171 and 15,068,500 Shares Issued and Outstanding at December 31, 2007 and December 31, 2006, respectively	17,527	15,069
Additional Paid-In Capital	30,309,985	25,945,830
Retained Deficit	(33,570,626)	(25,222,341)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,243,114)	738,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,405,771	$3,155,993

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 2007

	December 31, 2007	December 31, 2006	December 31, 2005
SALES	$372,212	$454,454	$469,997
COST OF PRODUCT SOLD	533,855	661,792	609,279

GROSS (LOSS) MARGIN	(161,643)	(207,338)	(139,282)
SELLING EXPENSES	235,531	243,585	344,103
GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	1,102,479	953,119	782,605
Employee Acquisition Cost	5,881	10,686	3,475,000
Employee Severance Cost	18,697	895	719,346
Other	1,773,290	3,563,230	2,952,269
Depreciation and Amortization	511,239	462,759	396,094
Impairment Loss	523,342	201,943
Research and Development	350,810	657,411	1,363,059

LOSS FROM OPERATIONS	(4,682,912)	(6,300,966)	(10,171,758)
INTEREST INCOME	21,517	25,931	98,605
INTEREST EXPENSE	(437,832)	(31,310)	(12,376)
VENDOR LIABILITY SETTLEMENT	410,942	—
DERIVATIVE LIABILITY EXPENSE	(3,660,000)	—	—

LOSS BEFORE INCOME TAXES	(8,348,285)	(6,306,345)	(10,085,529)
PROVISIONS FOR INCOME TAXES	—	—	—

NET LOSS	$(8,348,285)	$(6,306,345)	$(10,085,529)

NET LOSS PER SHARE
Basic	$(0.50)	$(0.42)	$(0.67)

Diluted	$(0.50)	$(0.42)	$(0.67)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK EQUIVALENT SHARES OUTSTANDING
Basic	16,658,390	15,038,500	14,997,346

Diluted	16,658,390	15,038,500	14,997,346

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE YEARS ENDED DECEMBER 31, 2007

	Common Stock		Additional
	Number of		Paid-In	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance, December 31, 2004	14,928,500	$14,929	$19,414,979	$(8,830,467)	$10,599,441

Compensation Recognized for Stock Grant	—	—	1,925,000	—	1,925,000

Common Stock Issued for Patent	75,000	75	1,387,425	—	1,387,500

Stock Options Issued To Employees	—	—	1,550,000	—	1,550,000
Repurchase of Common Stock	(10,000)	(10)	(49,990)	—	(50,000)
Net Loss	—	—	—	(10,085,529)	(10,085,529)

Balance, December 31, 2005	14,993,500	14,994	24,227,414	(18,915,996)	5,326,412

Common Stock Issued for Services	75,000	75	166,800		166,875

Stock Options Issued To Employees	—	—	1,551,616	—	1,551,616
Net Loss	—	—	—	(6,306,345)	(6,306,345)

Balance, December 31, 2006	15,068,500	15,069	25,945,830	(25,222,341)	738,558

Stock Options and Warrants Issued To Employees	—	—	837,923	—	837,923

Stock Sold to Accredited Investors	1,483,644	1,483	950,616	—	952,099

Common Stock Issued for Note Payable and Accrued Interest	972,027	972	971,055	—	972,027

Stock Issued To Employees	3,000	3	1,707	—	1,710

Beneficial Conversion Feature of Convertible Debt	—	—	1,602,854		1,602,854
Net Loss	—	—	—	(8,348,285)	(8,348,285)

Balance, December 31, 2007	17,527,171	$17,527	$30,309,985	$(33,570,626)	$(3,243,114)

The accompanying notes are an integral part of these consolidated financial statements.

]

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2007

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31, 2007	December 31, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,348,285)	$(6,306,345)	$(10,085,529)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	511,239	462,759	396,094
Stock Option Warrant Expense	837,923	1,551,616	—
Stock Issued for Services	1,710	166,875	—
Employee Acquisition Cost	—	—	3,475,000
Loss on Sale of Assets	—	3,381	—
Asset Impairment	523,342	201,943	—
Derivative Liability Associated with Convertible Notes and Warrants	3,660,000	—	—
Amortization of Discount on Notes Payable — Convertible	268,617	—	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(34,223)	(14,387)	(11,818)
Inventory	163,585	(92,661)	(121,603)
Inventory Deposits	—	—	139,190
Prepaid Expenses	6,598	748,677	231,699
Other Assets	—	(4,785)	(5,417)
Accounts Payable	(981,752)	833,188	539,854
Accrued Liabilities	117,532	(96,656)	(315,026)

NET CASH USED IN OPERATING ACTIVITIES	(3,273,714)	(2,546,395)	(5,758,451)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(89,167)	(91,065)	(261,905)
Purchase of Patent	—	—	—
Proceeds from Sale of Assets	—	1,157	—

NET CASH USED IN INVESTING ACTIVITIES	(89,167)	(89,908)	(261,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Sales	952,099	—	—
Proceeds from issuance of Notes Payable, net of issue costs	2,878,000	753,721	—
Payment on Insurance Notes Payable	(235,250)	(404,927)	(614,722)
Payment on Capital Leases	(7,722)	—	—
Repurchase of Common Stock	—	—	(50,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,587,127	348,794	(664,722)

NET INCREASE (DECREASE) IN CASH	224,246	(2,287,509)	(6,685,078)
CASH BALANCE, BEGINNING OF PERIOD	121,047	2,408,556	9,093,634

CASH BALANCE, END OF PERIOD	$345,293	$121,047	$2,408,556

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2007
(Continued)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock Issued From Conversion of Redeemable Common Stock	—	—	75
Additional Paid-In Capital From Conversion of Redeemable Common Stock	—	—	1,387,425
Conversion of Redeemable Common Stock to Common Stock	—	—	(1,387,500)
Prepaid Insurance	—	(268,797)	(882,357)
Insurance Note Payable	—	268,797	882,357
Purchase of Equipment	—	(146,279)	—
Notes Payable-Related Parties	—	146,279	—
Equipment	(106,906)	—	—
Capital Lease Obligations	106,906	—	—
Note Payable	(900,000)	—	—
Accrued Interest	(72,027)	—	—
Common Stock	972	—	—
Additional Paid in Capital	971,055	—	—
Debt Discount on Notes Payable	(1,602,854)	—	—
Additional Paid in Capital	1,602,854	—	—

	$—	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$53,845	$9,066	$9,767
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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
DECEMBER 31, 2007
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.
Inventories
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
Raw Materials and Work-in Progress	$99,853	$216,865
Finished Goods	28,988	75,561

	$128,841	$292,426

Furniture and Equipment
Furniture and equipment are stated at cost net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from two and one half to five years. Items acquired in connection with the acquisition of EDT were recorded at estimated fair values. At December 31, 2007 and 2006, furniture and equipment consisted of the following:

		December 31,	December 31,
	Useful Life	2007	2006
Furniture	5 Years	$21,825	$21,825
Machinery	3 Years	286,856	143,495
Mold For Stun Gun	2.5 Years	59,556	160,841
Computers and Equipment	3 Years	34,767	30,116

		403,004	356,277
Accumulated Depreciation		(126,414)	(52,982)

		$276,590	$303,295

(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Long-Lived Assets
The Company routinely evaluates the carrying value of its long-lived assets. The Company would record an impairment loss when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. The Company has recognized impairment charges of $523,342 and $201,943 in 2007 and 2006, respectively.
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
DECEMBER 31, 2007
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Advertising
Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2007, 2006 and 2005, advertising costs were $52,989, $11,459, and $170,661, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. During the years ended December 31, 2007, 2006 and 2005, research and development costs were $350,810, $657,411, and $1,363,059, respectively.
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
DECEMBER 31, 2007
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other Comprehensive Income
The Company has no material components of other income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.
Warranty Costs
The Company warrants its products against manufacturing defects for a period of one year. The Company assumed warranty coverage for products sold by EDT from September 24, 2003 thru September 24, 2004. For the period September 24, 2004 through December 31, 2007, the Company has had no warranty claims. The Company has no history of material warranty claim expenses and has not provided a liability for future warranty expense as of December 31, 2007, as it is management’s opinion that such liability is immaterial as of December 31, 2007. Once significant sales of the new stun guns commence, the Company expects to make an accrual for warranty claims based on sales.
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
DECEMBER 31, 2007
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
DECEMBER 31, 2007
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Year Ended
December 31, 2005
Per share information Basic, as reported	$(0.67)
Basic, pro forma	$(0.70)
Diluted, as reported	$(0.67)
Diluted, pro forma	$(0.70)
The fair value of stock based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2007 and 2006.

	Year Ended	Year Ended	Year Ended
	December 31	December 31,	December 31,
	2007,	2006	2005
Estimated fair value	$0.24	$2.29	$14.47
Expected life (years)	3.60	5.00	4.64
Risk free interest rate	3.37%	4.57%	4.21%
Volatility	176%	135%	139%
Dividend yield	—	—	—
Fair Value of Financial Instruments
The carrying amount for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their immediate or short-term maturities. The fair value of notes payable approximates fair value because of the market rate of interest on the debt.
Embedded Derivatives
The conversion feature of the convertible note payable and warrants issued in connection with the convertible note payable was accounted for as embedded derivatives and were valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At December 31, 2007, the Company’s derivative valuation liability totaled $3,660,000.
Reclassification
Certain reclassifications have been made to previous reported amounts, so that the prior year’s presentation is comparative with the current presentation.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
NOTE 3: INTANGIBLE ASSETS
Intangible assets consist of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Patent for Stun Gun	$2,672,620	$2,672,620
Patent for Camera	—	430,000

	2,672,620	3,102,620
Accumulated Amortization	(1,145,419)	(763,616)

	$1,527,201	$2,339,004

The intangibles are amortized over the estimated life of seven years, beginning the first quarter of 2005.
Estimated amortization for intangible assets is as follows:

Year	Amount
2008	$381,803
2009	381,803
2010	381,803
2011	381,792
—

$1,527,201

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
NOTE 4: OPERATING LEASES
The Company has entered into operating leases for office and warehouse space, which runs through November of 2008 and March of 2009, respectively. Rent expense was $ 147,390, $135,854 and $80,745 during the years ended December 31, 2007, 2006 and December 31, 2005, respectively.
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
Future minimum lease payments under operating leases as of December 31, 2007 are $141,873 in 2008 and $16,474 in 2009.
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

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
NOTE 7: CAPITAL STOCK TRANSACTIONS
On September 24, 2004, the Company granted a stock option to an individual to acquire 250,000 shares of the Company’s common stock at par value ($0.001). The option vested immediately and was exercisable at any time before September 23, 2007. The fair value of such stock option, $12,500, (calculated using the Black Scholes model) has been credited to additional paid-in-capital with a corresponding charge to operations. The following assumptions were used in the Black Scholes model: estimated fair value $0.0486, expected life 2 years; risk free interest rate 4.5%, expected volatility 95% and 0% dividend yield.
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
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
NOTE 7: CAPITAL STOCK TRANSACTIONS (CONTINUED)
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
As a result of the August 2, 2007 financing, $931,250 of related party notes payable and related accrued interest of $72,027 were converted into 972,027 shares of common stock and was issued to the related party.
At December 31, 2007, the Company has 9,514,865 warrants outstanding to acquire shares of the Company’s common stock at prices ranging from $.01 to $7.50 per share.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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

	For the year Ended	For the year Ended	For the year Ended	For the year Ended
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
Benefit for Income Taxes Computed Using the Statutory Rate of 34%	$(2,838,417)	$(2,144,157)	$(3,429,080)	$(3,002,359)
Difference Between Book Expense and Tax Expense of Charges for Stock Issued for Services	284,892	527,549	1,071,372	2,650,747
Other	63,339	23,683	1,548	275
Derivative Expense	1,244,400	—	—	—
Change in Valuation Allowance	1,245,786	1,592,925	2,356,160	351,337

Income Tax Benefit	$—	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Deferred Tax Assets
Net Operating Loss Carryforward	$5,447,332	4,214,528	2,707,497
Depreciation and Amortization	199,632	85,894	—
Loan Fee	(100,756)	—	—
Valuation Allowance	(5,546,208)	(4,300,422)	(2,707,497)

Net Deferred Tax Asset	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2007, the Company had net operating loss carryforwards of approximately $16,022,000 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2019. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
NOTE 9: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and administrative expenses, other includes the following:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Legal and Professional Fees	$467,788	$825,251	$594,356
Stock Option Expense	284,382	1,551,616	—
Value of Warrants Issued for Services	553,542	—	—
Liquidated Damages to Investors	—	—	964,343
Insurance Expense	14,265	765,824	573,117
Other	453,313	420,539	820,453

	$1,773,290	$3,563,230	$2,952,269

NOTE 10: NOTE PAYABLE—CONVERTIBLE
On May 15, 2007, the Company and certain investors entered into a Convertible Senior Promissory Note (“Note”) to loan the Company $204,000 at a rate of 10% per annum. The Note is due and payable on the earlier of May 31, 2009 or when the Company achieves revenues of $8,000,000 annually beginning June 1, 2007. The Company has the right to convert the Note into the Company’s common stock upon achieving $8,000,000 in revenues annually beginning June 1, 2007 at a rate of $0.60 per share, pursuant to the agreement. The investor reserves the right to convert the Note into the Company’s common stock at any time at the discretion of the investor. The $0.60 conversion price was less than the fair value of the common stock on May 15, 2007, therefore the beneficial conversion cost of $102,000 was recognized as debt discount and amortized over the life of the note as interest expense. This note was satisfied on August 6, 2007 and is no longer outstanding.
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
The following summarizes the debt discount related to this convertible note:

Beneficial conversion	$1,257,332
Cash Fees Paid:
Midtown	270,000
Investor	56,000
Fair Value of Midtown Warrants	243,522

1,826,854

Less: Amortization recognized As interest expense	(166,617)

$1,660,237

The unamortized debt discount is netted against the note balance in the accompanying financial statements.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
NOTE 10: NOTE PAYABLE—CONVERTIBLE (CONTINUED)
The issuable warrants and the registration rights features of the Note issued on August 3, 2007 were reviewed for possible embedded derivatives. The warrants and registration rights of the Note were deemed to have embedded derivative features and were accounted for as such. At the end of each quarterly and yearly reporting dates, the value of the derivatives are evaluated and adjusted to current fair value. At December 31, 2007, the Company’s derivative valuation liability totaled $3,660,000.
NOTE 11: NOTES PAYABLE TO RELATED PARTIES
Notes payable at December 31, 2007 consisted of one note of $31,250 to one of the major shareholders. The note bears interest at 4% per annum and is due on demand. The shareholder has the right to receive payment of the note and accrued interest in common stock of the Company at a conversion rate of $0.40 per share. As of December 31, 2007, if the shareholder demanded payment in stock, the Company would be obligated to issue 88,358 shares of common stock to one of the major shareholders.
NOTE 12: ACCRUED LIABILITIES
Accrued liabilities at December 31, 2007, and 2006 are as follows:

	2007	2006
Accrued Payroll Liabilities	$14,434	$12,578
Accrued Interest	68,827	25,494
Other Accruals	41,585	41,269

	$124,846	$79,341

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
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
NOTE 13: STOCK OPTION/STOCK BONUS PLAN (CONTINUED)
The following summarizes stock option activity under the Plan and related information as of December 31, 2007:

		Weighted Average
	Shares	Exercise Price
Outstanding beginning of year	807,000	3.33
Granted	462,500	0.46
Exercised	—	—
Cancelled	(442,000)	2.93

Outstanding end of year	827,500	1.94

Exercisable end of year	505,000	2.98

The following summarizes stock option activity under the Plan and related information as of December 31, 2006:

		Weighted Average
	Shares	Exercise Price
Outstanding beginning of year	75,000	5.65
Granted	737,000	3.10
Exercised	—	—
Cancelled	(5,000)	3.92

Outstanding end of year	807,000	3.33

Exercisable end of year	58,000	3.95

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
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
NOTE 14: LITIGATION (CONTINUED)
The Company has been responding to an investigation by the Securities and Exchange Commission (“SEC”), which commenced in December 2004. In connection with the investigation, the Company received a “Wells Notice” from the SEC indicating that the staff intended to recommend that the SEC institute an action against the Company. On January 28, 2008, the SEC filed a Complaint against the Company and Robert F. Gruder in United States District Court for the Northern District of Georgia alleging that the Company and Mr. Gruder violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Among other things, the Complaint alleges that the Company made material misrepresentations about one of the Company’s products regarding when the Company would be shipping the product, the product’s status with the Bureau of Alcohol, Tobacco, and Firearms, the performance of the product, and where the Company’s stock was trading. The complaint seeks injunctive relief against the Company and Mr. Gruder, including a bar against Mr. Gruder from serving as an officer or director of a public company and civil penalties. A judgment in this action adverse to the Company’s interests could jeopardize our business operations and exhaust the Company’s cash reserve and investors may lose their entire investment.
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

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
NOTE 15: SUMMARIZED QUARTERLY DATA (UNAUDITED)
The following information reflects all normal recurring adjustments that are in the opinion of management, necessary for a fair statement of the results of the interim periods.
The table below presents quarterly data for the year ended December 31, 2007:

	Three months ended
	March 31	June 30	September 30	December 31
Revenues	$96,169	$102,170	$47,556	$126,317
Loss from operations	(899,892)	(771,877)	(1,305,623)	(1,705,520)
Net Loss	(921,633)	(803,233)	(4,547,695)	(2,075,724)
Basic net loss per share	(0.06)	(0.05)	(0.27)	(0.12)
Diluted loss per share	$(0.06)	$(0.05)	$(0.27)	$(0.12)
The table below presents quarterly data for the year ended December 31, 2006:

	Three months ended
	March 31	June 30	September 30	December 31
Revenues	$118,138	$110,751	$109,843	$115,722
Loss from operations	(2,375,726)	(1,832,115)	(1,074,170)	(1,018,955)
Net Loss	(2,366,203)	(1,828,648)	(1,075,679)	(1,035,815)
Basic net loss per share	(0.16)	(0.12)	(0.07)	(0.10)
Diluted loss per share	$(0.16)	$(0.12)	$(0.07)	$(0.10)
NOTE 16: SUBSEQUENT EVENTS
     On February 29, 2008, Stinger Systems, Inc. (the “Company”) closed a private placement transaction (the “Offering”) with an institutional investor (the “Investor”) pursuant to which the Company issued and sold to the Investor a senior secured convertible note (the “Note”) in an aggregate principal amount of $2,150,000, a warrant to purchase 3,000,000 shares of the Company’s common stock (the “Warrant”), and 1,250,000 shares of the Company’s Common Stock (the “Shares”). The Note is convertible into 1,720,000 shares of the Company’s common stock at a price of $1.25 per share. Under the terms of the Note, the Company, at its option, may pay any portion of the interest then due on the Note in cash or may elect to issue the Investor shares of the Company’s common stock. The Warrant is exercisable immediately at a price of $0.7054 per share.
     The Offering was completed pursuant to a Securities Purchase Agreement dated February 29, 2008 (the “Purchase Agreement”) by and between the Company and the Investor. In connection with the Offering, the Company amended a security agreement entered into with the Investor in August 2007 (as so amended, the “Amended Security Agreement”) in connection with a prior offering and amended and restated the senior secured convertible note issued in such offering (as so amended, the “Amended Note”).
     Pursuant to the Purchase Agreement, the Company granted the Investor certain registration rights with respect to the shares to be issued upon conversion of the Note and upon exercise of the Warrant and the Shares. Neither the shares to be issued upon conversion of the Note nor upon exercise of the Warrant nor the Shares have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.
     Midtown Partners & Co., LLC (“Midtown”) acted as placement agent for the Offering. The Company paid Midtown a cash fee equal to $67,500 and issued to Midtown 100,000 shares of Common Stock and a warrant to purchase 477,600 shares of the Company’s common stock.
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
NOTE 16: SUBSEQUENT EVENTS (CONTINUED)
     The Note, the Warrant and the Shares were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act. All exhibits attached hereto are incorporated herein by reference.
NOTE 17: LIQUIDITY AND CAPITAL RESOURCES
     The Company has experienced significant operating losses since its inception in 2004. The process of developing and commercializing the Company’s products requires significant research and development, engineering, testing, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future while the Company introduces its Stinger product line to the marketplace. To date, revenues recognized from its current products have not been sufficient for the Company to achieve or sustain profitability. The Company believes it is unlikely that its existing cash resources will be sufficient to fund its operations for 2008 at its planned levels of research, development, sales, and marketing activities. Thus, execution of its current strategies will require it to raise additional capital through debt or equity transactions in order to finance its operations through 2008. The Company believes that additional financing may be available to it, but there can be no guarantee that financing will be available on acceptable terms or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts, or effect changes to its facilities or personnel, and its ability to operate as a going concern may be adversely impacted.