Form 10-Q
period 2008-03-31
STINGER SYSTEMS, INC
filed 2008-05-15
CIK 1306944

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 19,889,230 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of March 31, 2008.

STINGER SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008

Page
PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)
Consolidated Statements of Operations for the three months ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited)
Consolidated Statements of Cash Flows for the three months ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited)
Notes to Consolidated Financial Statements (unaudited)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
ITEM 4. Controls and Procedures
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 1A. Risk Factors
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3. Defaults Upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$779,108	$345,293
Accounts Receivable, net of $1,800 allowance for uncollectible accounts in 2008 and 2007	121,859	81,201
Inventories, at cost	187,767	128,841
Prepaid Expenses and Other Current Assets	653,992	35,149

TOTAL CURRENT ASSETS	1,742,726	590,484

EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulated depreciation of $151,780 and $126,414 in 2008 and 2007	258,697	276,590

OTHER ASSETS
Intangible Assets, net of accumulated amortization of $1,240,870 and $1,145,419 in 2008 and 2007	1,431,750	1,527,201
Other Assets	11,496	11,496

TOTAL OTHER ASSETS	1,443,246	1,538,697

TOTAL ASSETS	$3,444,669	$2,405,771

See accompanying notes.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$475,614	$393,842
Accrued Liabilities	94,745	124,846
Capital Lease Obligation, current portion	22,078	21,445
Note Payable-Related Parties	31,250	31,250

TOTAL CURRENT LIABILITIES	623,687	571,383

Capital Lease Obligation, long-term portion	70,163	77,739
Note Payable-Convertible, net of debt discount of $3,699,638	1,191,562	1,339,763
Derivative Liability Associated with Convertible Note and Warrants	3,940,000	3,660,000

TOTAL LIABILITIES	5,825,412	5,648,885

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ (DEFICIT) EQUITY
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 19,889,230 and 17,527,171 Shares Issued and Outstanding at March 31, 2008 and December 31, 2007, respectively	19,929	17,527
Additional Paid-In Capital	37,396,401	30,309,985
Retained Deficit	(39,797,073)	(33,570,626)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,380,743)	(3,243,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,444,669	$2,405,771

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
REVENUES
Sales	$182,557	$96,169
Cost of Product Sold	191,916	98,052

GROSS (LOSS) MARGIN	(9,359)	(1,883)

SELLING EXPENSES	156,955	40,726

GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	287,921	296,910
Employee Acquisition Cost	6,000	1,144
Employee Severance Cost	—	480
Other	1,977,237	334,808
Depreciation and Amortization	120,817	107,473
Research and Development	70,096	116,468

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,462,071	857,283

LOSS FROM OPERATIONS	(2,628,385)	(899,892)
INTEREST INCOME	2,624	1,814
INTEREST EXPENSE	(190,688)	(23,555)
DERIVATIVE LIABILITY EXPENSE	(3,410,000)	—

LOSS BEFORE INCOME TAXES	(6,226,449)	(921,633)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(6,226,449)	$(921,633)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.33)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	18,843,536	15,876,911

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,226,449)	$(921,633)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	120,817	107,473
Stock Option Expense	1,606,317	127,107
Amortization of Discount on Notes Payable-Convertible	191,015	—
Derivative Liability Associated with Convertible Note and Warrants	3,410,000
Changes in Operating Assets and Liabilities
Accounts Receivable	(40,658)	7,683
Inventory	(58,926)	(24,206)
Prepaid Expenses	3,718	(24,547)
Accounts Payable	81,772	(121,113)
Accrued Liabilities	(30,101)	30,100

NET CASH USED IN OPERATING ACTIVITIES	(942,495)	(819,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(7,473)	(22,264)

NET CASH USED IN INVESTING ACTIVITIES	(7,473)	(22,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	—	849,999
Payments on Capital Lease Obligation	(6,942)	(3,724)
Proceeds from the Issuance of Convertible Notes Payable, Net of $117,500 Issuance Costs and $641,775 prepaid interest	1,390,725	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,383,783	846,275

NET DECREASE IN CASH	433,815	4,875
CASH BALANCE, BEGINNING OF PERIOD	345,293	121,047

CASH BALANCE, END OF PERIOD	$779,108	$125,922

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Equipment with Capital Lease	—	(28,307)
Capital Lease Obligation	—	28,307
Conversion of Notes Payable to Common Stock	(320,000)	—
Common Stock Issued for Notes Payable Conversion	1,052	—
Paid in Capital for Notes Payable Conversion	318,948	—

Derivative Liability	(3,130,000)	—
Paid-in-capital	3,130,000	—
Deferred Debt Discount	(2,032,500)	—
Common stock	1,350	—
Paid-in-capital	2,031,150

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$2,094	$186

Taxes	$—	$—

See accompanying notes.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements for Stinger Systems, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2007. Operating results as of March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined by SFAS No. 131 “Disclosures About Enterprise and Related Information”, therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.
Embedded Derivatives
The conversion feature of the convertible note payable and warrants issued in connection with the convertible note payable was accounted for as an embedded derivative and was valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At March 31, 2008, the Company’s derivative valuation liability totaled $3,940,000.
In conjunction with the February 29, 2008 offering, the registration rights were removed from the amended August 3, 2007 Note. This has removed the embedded derivative pertaining to the Warrant issued in conjunction with the August 3, 2007 offering. The table below illustrates the effect of the removal of registration rights.

Embedded Derivative Liability, December 31, 2007	$3,660,000
Adjustment of Liability due to amended August 3, 2007 Note	(3,130,000)
Embedded Derivative Liability Expense, March 31, 2008	3,410,000

Ending Balance, March 31, 2008	$3,940,000

Reclassifications
Certain reclassifications have been made to the 2007 consolidated financial statements in order to conform to the 2008 presentation.
Loss per Share
Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of shares of common stock outstanding for the three month period ended March 31, 2008 and March 31, 2007 was 18,843,536 and 15,876,911, respectively. Options and warrants to purchase 12,571,634 and 2,977,001 shares of common stock were outstanding at March 31, 2008 and 2007, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

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
NOTE 3: REVENUE RECOGNITION
The Company recognizes revenue when delivery of the product has occurred or services have been rendered, title has been transferred, the price is fixed and collectability is reasonably assured. Sales of goods are final, with no right of return.
NOTE 4: INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Raw Materials and Work-In Progress	$142,542	$99,853
Finished Goods	45,225	28,988

	$187,767	$128,841

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
The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Estimated fair value	$0.70	$1.03
Expected life (years)	1.15	2.50
Risk free interest rate	1.54%	4.35%
Volatility	140.93%	137.1%
Dividend yield	—	—

NOTE 6: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and Administrative Expenses — Other includes the following:

	Three Months Ended
	March 31,
	2008	2007
Legal and Professional Fees	$119,114	$84,945
Stock Option Expense	1,606,317	127,107
Insurance Expense	53,169	—
Other	198,637	122,756

	$1,977,237	$334,808

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
The August 3, 2007 agreement included milestone provisions dated March 31, 2008 that the Company did not reach. Per the agreements, the conversion price was reduced to the lesser of the existing purchase price or the Average Market Price ten days after the milestone event.
On February 29, 2008, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to the investor a senior secured convertible note (the “Note”) in the aggregate principal amount of $2,150,000 and a warrant to purchase 3,000,000 shares of the Company’s common stock (the “Warrant”). The Note is convertible into 3,047,916 shares of the Company’s common stock at a price of $0.7054. The Warrant is convertible into 4,252,906 shares of the Company’s common stock at a price of $0.7054 per share. Under the terms of the Note, the Company, is required to prepay the interest in the amount of $641,775 due at the inception of the Note. The Warrant is exercisable immediately at a price of $0.7054 per share. Neither the shares to be issued upon conversion of the Note nor upon exercise of the Warrant have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The Note and the Warrant were offered and sold to an accredited investor (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the

Securities Act. Midtown Partners & Co., LLC (“Midtown”), acted as placement agent for the offering. The Company paid Midtown a cash fee of $67,500, 100,000 shares of common stock and issued a warrant to Midtown to purchase 477,600 shares of the Company’s common stock at an exercise price of $0.7054 per share.
The issuable warrants and the conversion features of the Notes issued on August 3, 2007 and February 29, 2008 were reviewed for possible embedded derivatives. The warrants and conversion feature of the Notes were deemed to have embedded derivative features and were accounted for as such. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At March 31, 2008, the Company’s derivative valuation liability totaled $3,4,028.
NOTE 9: LIQUIDITY AND CAPITAL RESOURCES
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
Forward-Looking Statements
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements concerning: (a) the timely development and acceptance of new products, (b) sources of supply and concentration of customers, (c) acceptance in the marketplace, establishment and expansion of our distribution channels, (d) endorsement of opinion leaders in the law enforcement community, (e) implementation risks of manufacturing automation, (f) risks associated with rapid technology change, (g) impact of media publicity, (h) dependence upon sole or limited source suppliers, (i) existing or potential lawsuits, (j) risks of governmental regulations and (k) dependence upon key employees and other factors detailed in the Company’s filings with the SEC. These factors should not be considered exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the SEC.
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
Results of Operations
     Revenues. Revenue increased $86,388 or 90% to $182,557 for the three months ended March 31, 2008 compared to $96,169 for the three months ended March 31, 2007. The increase from 2007 to 2008 was due to the Company’s ability to receive and fill orders during the first three months of 2008.
     Cost of Goods Sold. Cost of Goods Sold increased $93,864 or 96% to $191,916 for the three months ended March 31, 2008 compared to $98,052 for the three months ended March 31, 2007. The increase for the three months ended March 31, 2008 was due increased production and to an inventory write-off for obsolete raw materials in our inventory. The cost of production for the three months ended March 31, 2008 and March 31, 2007, includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
     Gross Margin. Gross margin decreased $7,476 to $(9,359) for the three months ended March 31, 2008 compared to $(1,883) for the three months ended March 31, 2007. The decrease in gross margin was principally due to an increase in the costs of goods sold related to an inventory write-off for obsolete raw materials in our inventory.
     Selling Expenses. Selling expenses increased $116,229 to $156,955 for the three months ended March 31, 2008 compared to $40,726 for the three months ended March 31, 2007. The increase for the three months ended March 31, 2008 was due to the launch of our new marketing campaign and other related efforts to promote current products and the branding of the Stinger name.
     General and Administrative Expenses. General and Administrative (G&A) expenses increased $1,604,788 or 187% to $2,462,071 for the three months ended March 31, 2008 compared to $857,283 for the three months ended March 31, 2007. The increase in General and Administrative expenses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is primarily due to the increase of legal and professional fees, stock option expense, and insurance expense. Additionally, other operating expenses for the three months ended March 31, 2008, include legal and professional fees of $119,114, stock option expense in the amount of $1,606,317, insurance expense of $53,169, and other costs in the amount of $198,637, compared to legal and professional fees of $84,945, stock option expense in the amount of $127,107, and other costs in the amount of $122,756 for the three months ended March 31, 2007.
     Research and Development Expenses. Research and Development (R&D) expenses decreased $46,372 or 40% to $70,096 for the three months ended March 31, 2008, compared to $116,468 for the three months ended March 31, 2007. The Company’s decrease in R&D expense is attributable to the advanced stages of product development, and the accumulated engineering knowledge associated with improving the design of the Stinger projectile stun gun. The Company plans to have ongoing research and development costs associated with future generations of the projectile stun gun.
     Interest Income. Interest income increased $810 to $2,624 for the three months ended March 31, 2008, compared to $1,814 for the three months ended March 31, 2007. The increase for the three months ended March 31, 2007 to 2008 was due to an increase in working capital and higher cash balances as a result of the February 2008 offering.
     Interest Expense. Interest expense increased $167,133 to $190,688 for the three months ended March 31, 2008, compared to $23,555 for the three months ended March 31, 2007. The increase for the three months ended March 31, 2007 to 2008 was due to financing received on August 3, 2007 and February 29, 2008.
     Net Loss. Net loss increased by $5,304,816 to $(6,226,449) or $(0.33) per common share for the three months ended March 31, 2008 compared to a net loss of $(921,633) or $(0.06) per common share for the three months ended March 31, 2007. The increase in the net loss was due primarily to stock options issued during the first quarter of 2008 and the derivative liability expense associated with accounting for financing received during the third quarter of 2007 and the first quarter of 2008.
Liquidity and Capital Resources
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
     At March 31, 2008, we had working capital of $1,119,039, including a cash balance of $779,108. This represents an increase in working capital of $2,902,962 from working capital of ($1,783,923) at March 31, 2007 and a cash balance of $125,922. This increase in working capital is principally due to an increase in cash and convertible notes payable and a decrease in accounts payable. Operating activities for the three months ended March 31, 2008 used cash of $942,495 and $819,136 during 2008 and 2007, respectively. The increase in the negative cash flow from operating activities during the three months ended March 31, 2008, as compared to 2007 was primarily due to the decrease in our payables and the general timing of obligations.
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
     Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenue when delivery of the product has occurred or services have been rendered, title has been transferred, the price is fixed and collectability is reasonably assured. Sales of goods are final, with no right of return.
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of March 31, 2008, we have had no significant warranty claims on products sold. Once sales of our new stun gun commence, we expect to make an accrual for warranty claims based on our sales.
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
     Embedded Derivatives. Certain features of the convertible notes payable were accounted for as embedded derivatives and were valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At March 31, 2008, the Company’s derivative valuation liability totaled $3,940,000.
     Limited Trading Market. Until February 22, 2006, our common stock was only traded on the Pink Sheets. An investment in a security quoted on the Pink Sheets is speculative and involves a high degree of risk. Many Pink Sheet securities are relatively illiquid, or “thinly traded,” which tends to increase price volatility. Illiquid securities are often difficult for investors to buy or sell without dramatically affecting the quoted price. In some cases, the liquidation of a position in a Pink Sheet security may not be possible within a reasonable period of time. Reliable information regarding issuers of Pink Sheet securities, their prospects, or the risks associated with the business of any particular issuer or an investment in the issuer’s securities may not be available. As a result, it may be difficult to properly value an investment in a Pink Sheet security. Pink Sheets is not a securities exchange or a broker-dealer. Pink Sheets is an electronic quotation and information service provided to registered broker-dealers to facilitate efficient transactions in Pink Sheet securities. Investors must contact an SEC registered broker-dealer that is a member of the Financial Industry Regulatory Authority (FINRA) to invest in a security quoted on the Pink Sheets. We used the Pink Sheet price to determine fair market value at the date of the respective transactions in order to value the transactions to best reflect the financial valuation of those parties involved in the transactions. Since February 23, 2006, our stock has been quoted on the OTC Bulletin Board.
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
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this report has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding disclosures. Based on that evaluation, our principal executive and principal financial officer has concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
     Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report and have concluded that there was no change that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     The Company has been responding to an investigation by the Securities and Exchange Commission (“SEC”), which commenced in December 2004. On May 1, 2008, the SEC announced that the Honorable Willis B. Hunt, United States District Judge for the Northern District of Georgia, entered a Final Judgment as to Defendant Stinger Systems, Inc. The Company was enjoined from future violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Company consented to the entry of the final judgment without admitting or denying any of the allegations of the Commission’s Complaint.
     The Complaint, filed on January 28, 2008, alleged that from October 2004 through March 2005, the Company and its president, Robert F. Gruder, made a series of fraudulent material misrepresentations and omissions regarding the Company’s “flagship” stun gun product. According to the Complaint, the misrepresentations consisted of press releases and direct mailings to thousands of law enforcement officers and agencies, suggesting that Stinger was manufacturing, selling and shipping its stun gun. In fact, the product was still in the development phase. The Complaint further alleged that the misrepresentations consisted of statements on the Company’s website and/or in industry publications that indicated the Company’s stock was trading on NASDAQ, when in fact it was not. The Complaint also alleged that the Company and Mr. Gruder misrepresented that the Bureau of Alcohol, Tobacco and Firearms (“ATF”) certified the Company’s stun gun, even though the ATF offered no such certification. According to the Complaint, these misrepresentations caused a spike in the trading volume and price for the Company’s shares once it began publicly trading in November 2004.
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
We have been the subject of SEC Enforcement action
     On May 1, 2008, the SEC announced that the Honorable Willis B. Hunt, United States District Judge for the Northern District of Georgia, entered a Final Judgment as to Defendant Stinger Systems, Inc. The Company was enjoined from future violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Company consented to the entry of the final judgment without admitting or denying any of the allegations of the Commission’s Complaint.
     The Complaint, filed on January 28, 2008, alleged that from October 2004 through March 2005, the Company and its president, Robert F. Gruder, made a series of fraudulent material misrepresentations and omissions regarding the Company’s “flagship” stun gun product. According to the Complaint, the misrepresentations consisted of press releases and direct mailings to thousands of law enforcement officers and agencies, suggesting that Stinger was manufacturing, selling and shipping its stun gun. In fact, the product was still in the development phase. The Complaint further alleged that the misrepresentations consisted of statements on the Company’s website and/or in industry publications that indicated the Company’s stock was trading on NASDAQ, when in fact it was not. The Complaint also alleged that the Company and Mr. Gruder misrepresented that the Bureau of Alcohol, Tobacco and Firearms (“ATF”) certified the Company’s stun gun, even though the ATF offered no such certification. According to the Complaint, these misrepresentations caused a spike in the trading volume and price for the Company’s shares once it began publicly trading in November 2004.
     The charges in the Complaint against Mr. Gruder have not been settled and a judgment adverse to Mr. Gruder could jeopardize our business operations and exhaust the Company’s cash reserve, which may result in investors losing their entire investment.
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
     During 2007, the closing sales price of our stock has ranged from $0.14 to $3.25. Our stock closed on March 31, 2008 at $0.70 per share.
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
     In addition to the penny stock rules described above, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.
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
     As of March 31, 2008, we had 19,889,230 shares issued and outstanding, 12,571,634 shares of common stock that could be issued upon the exercise of options, warrants, grants, and convertible securities, of which 3,056,500 shares could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. In addition, we completed a private placement transaction with an institutional investor pursuant to which we issued and sold to the investor a senior secured convertible note (the “Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 5,912,961 shares of our common stock (the “Warrant”). The Note is convertible into 4,730,369 shares of the Company’s common stock at a price of $0.6342 per share. The Note included milestone provisions dated March 31, 2008 that the Company did not reach. Per the agreement, the purchase price was reduced to the lesser of the existing purchase price or the Average Market Price ten days after the milestone event. Subject to the terms of the Note, we, at our option, may pay any portion of the interest then due on the Note in cash or may elect to issue the investor shares of our common stock. The Warrant is exercisable immediately at a price of $0.6342 per share. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On February 29, 2008, we closed a private placement transaction (the “Offering”) with an institutional investor (the “Investor”) pursuant to which we issued and sold to the Investor a senior secured convertible note (the “Note”) in the aggregate principal amount of $2,150,000 and a warrant to purchase 3,000,000 shares of our common stock (the “Warrant”). The Note is convertible into 3,047,916 shares of common stock at a price of $07054 and the Warrant is convertible into 4,252,906 shares of our common stock at a price of $0.7054 per share. Under the terms of the Note, we were required to prepay the interest due of $641,775 on the Note, in cash, at inception. The Warrant is exercisable immediately at a price of $0.7054 per share.
     The Offering was completed pursuant to a Securities Purchase Agreement dated February 29, 2008 (the “Purchase Agreement”) by and between us and the Investor. The Purchase Agreement, the Note, the Warrant, the registration rights agreement and the security agreement are attached as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to a Current Report on Form 8-K we filed with the Securities and Exchange Commission on March 3, 2008.
     Neither the shares to be issued upon conversion of the Note nor upon exercise of the Warrant have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements.
     Midtown Partners & Co., LLC (“Midtown”) acted as placement agent for the Offering. We paid Midtown a cash fee of $67,500, 100,000 shares of common stock and issued to Midtown a warrant to purchase 477,600 shares of our common stock.
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

STINGER SYSTEMS, INC. (Registrant)
Date: May 15, 2008	/s/ Ronald T. Bellistri
Ronald T. Bellistri
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	/s/ Brian S. Gannon
Brian S. Gannon
Financial Controller (Principal Financial and Accounting Officer)