Form 10-Q
period 2008-06-30
STINGER SYSTEMS, INC
filed 2008-08-19
CIK 1306944

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 20,004,230 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of June 30, 2008.

STINGER SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED June 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$1,828	$345,293
Accounts Receivable, net of $1,800 allowance for uncollectible accounts in 2008 and 2007	99,154	81,201
Inventories, at cost	242,971	128,841
Prepaid Expenses and Other Current Assets	219,861	35,149

TOTAL CURRENT ASSETS	563,814	590,484

EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulated depreciation of $177,942 and $126,414 in 2008 and 2007	237,293	276,590

OTHER ASSETS
Intangible Assets, net of accumulated amortization of $1,336,320 and $1,145,419 in 2008 and 2007	1,336,299	1,527,201
Prepaid Interest (long term)	410,023	—
Other Assets	11,496	11,496

TOTAL OTHER ASSETS	1,757,818	1,538,697

TOTAL ASSETS	$2,558,925	$2,405,771

See accompanying notes.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$612,042	$393,842
Accrued Liabilities	126,663	124,846
Capital Lease Obligation, current portion	22,566	21,445
Note Payable-Related Parties	31,250	31,250

TOTAL CURRENT LIABILITIES	792,521	571,383

Capital Lease Obligation, long-term portion	64,335	77,739
Note Payable-Convertible, net of debt discount of $3,618,480	1,272,720	1,339,763
Derivative Liability Associated with Convertible Note and Warrants	4,584,000	3,660,000

TOTAL LIABILITIES	6,713,576	5,648,885

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ (DEFICIT)
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 20,004,230 and 17,527,171 Shares Issued and Outstanding at June 30, 2008 and December 31, 2007, respectively	20,004	17,527
Additional Paid-In Capital	38,098,600	30,309,985
Retained Deficit	(42,273,255)	(33,570,626)

TOTAL STOCKHOLDERS’ (DEFICIT)	(4,154,651)	(3,243,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,558,925	$2,405,771

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Sales	$215,403	$102,170	$397,960	$198,339
Cost of Product Sold	237,546	179,572	429,462	277,624

GROSS (LOSS) MARGIN	(22,143)	(77,402)	(31,502)	(79,285)

SELLING EXPENSES	133,500	32,671	290,455	73,397

GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	286,853	252,809	574,773	549,718
Employee Acquisition Cost	—	1,238	6,000	2,382
Employee Severance Cost	1,875	—	1,875	480
Other	1,002,285	252,138	2,979,522	586,946
Depreciation and Amortization	121,612	131,658	242,429	239,132
Research and Development	61,139	23,961	131,234	140,429

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,473,764	661,804	3,935,833	1,519,087

LOSS FROM OPERATIONS	(1,629,407)	(771,877)	(4,257,790)	(1,671,769)
INTEREST INCOME	1,308	595	3,932	2,409
INTEREST EXPENSE	(204,083)	(31,951)	(394,771)	(55,507)
DERIVATIVE LIABILITY EXPENSE	(644,000)	—	(4,054,000)	—

LOSS BEFORE INCOME TAXES	(2,476,182)	(803,233)	(8,702,629)	(1,724,867)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(2,476,182)	$(803,233)	$(8,702,629)	$(1,724,867)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.12)	$(0.05)	$(0.45)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	19,956,730	16,372,144	19,330,262	16,099,153

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,702,629)	$(1,724,867)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	242,430	239,132
Stock Option Expense	2,308,591	210,246
Stock Issued for Services	—	—
Amortization of Discount on Notes Payable-Convertible	252,957	6,281
Derivative Liability Associated with Convertible Note and Warrants		4,054,000
Changes in Operating Assets and Liabilities
Accounts Receivable	(17,953)	19,762
Inventory	(114,130)	43,938
Prepaid Expenses	47,040	4,020
Accounts Payable	218,200	(64,189)
Accrued Liabilities	1,817	44,237

NET CASH USED IN OPERATING ACTIVITIES	(1,709,677)	(1,221,440)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(12,230)	(37,038)
Proceeds from Sale of Asset	—	—

NET CASH USED IN INVESTING ACTIVITIES	(12,230)	(37,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	—	952,000
Payments on Capital Lease Obligation	(12,283)	(5,089)
Proceeds from the Issuance of Convertible Notes Payable, Net of $117,500
Issuance Costs and $641,775 prepaid interest	1,390,725	204,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,378,442	1,150,911

NET DECREASE IN CASH	(343,465)	(107,567)
CASH BALANCE, BEGINNING OF PERIOD	345,293	121,047

CASH BALANCE, END OF PERIOD	$1,828	$13,480

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Equipment with Capital Lease	—	(28,307)
Capital Lease Obligation	—	28,307
Discount on Issuance of Notes Payable—Convertible	—	(102,000)
Discount on Issuance of Notes Payable—Convertible	—	102,000
Conversion of Notes Payable to Common Stock	(320,000)	—
Common Stock Issued for Notes Payable Conversion	1,052	—
Paid in Capital for Notes Payable Conversion	318,948	—
Derivative Liability	(3,130,000)	—
Paid-in-capital	3,130,000	—
Deferred Debt Discount	(2,032,500)	—
Common stock	1,350	—
Paid-in-capital	2,031,150	—

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$124,783	$896

Taxes	$—	$—

See accompanying notes.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements for Stinger Systems, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2007. Operating results as of June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined by SFAS No. 131 “Disclosures About Enterprise and Related Information”, therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.
Embedded Derivatives
The conversion feature of the convertible note payable and warrants issued in connection with the convertible note payable was accounted for as an embedded derivative and was valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At June 30, 2008, the Company’s derivative valuation liability totaled $4,584,000.
In conjunction with the February 29, 2008 offering, the registration rights were removed from the amended August 3, 2007 Note. This has removed the embedded derivative pertaining to the Warrant issued in conjunction with the August 3, 2007 offering. The table below illustrates the effect of the removal of registration rights.

Embedded Derivative Liability, December 31, 2007	$3,660,000
Adjustment of Liability due to amended August 3, 2007 Note	(3,130,000)
Embedded Derivative Liability Expense, June 30, 2008	4,054,000

Ending Balance, June 30, 2008	$4,584,000

Reclassifications
Certain reclassifications have been made to the 2007 consolidated financial statements in order to conform to the 2008 presentation.
Loss per Share
Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of shares of common stock outstanding for the three month period ended June 30, 2008 and June 30, 2007 was 19,956,730 and 16,372,144, respectively. The weighted average number of shares of common stock outstanding for the six month period ended June 30, 2008 and June 30, 2007 was 19,330,262 and 16,099,153, respectively. Options and warrants to purchase 20,535,542 and 3,027,001 shares of common stock were outstanding at June 30, 2008 and 2007, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

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
NOTE 3: REVENUE RECOGNITION
The Company recognizes revenue when delivery of the product has occurred or services have been rendered, title has been transferred, the price is fixed and collectability is reasonably assured. We warrant our products against manufacturing defects for a period of one year. As of June 30, 2008, we have had no significant warranty claims on products sold. Once sales of our new stun gun commence, we expect to make an accrual for warranty claims based on our sales.
NOTE 4: INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(Unaudited)
Raw Materials and Work-In Progress	$198,371	$99,853
Finished Goods	44,600	28,988

	$242,971	$128,841

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following:

June 30,
2008
(Unaudited)
Interest	$160,444
Product Deposits	41,252
Legal Deposits	17,500
Other Deposits	665

$219,861

NOTE 6: STOCK BASED COMPENSATION
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
The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Estimated fair value	$0.68	$0.60	$1.03	$0.82
Expected life (years)	0.90	2.50	2.50	2.50
Risk free interest rate	3.51%	5.01%	3.51%	4.68%
Volatility	132.05%	141.0%	149.98%	139.0%
Dividend yield	—	—	—	—
NOTE 7: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and Administrative Expenses — Other includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Legal and Professional Fees	$102,637	$34,172	$221,752	$119,117
Stock Option Expense	702,274	83,139	2,308,591	210,246
Insurance Expense	43,885	—	97,054	—
Other	153,489	134,827	352,125	257,583

	$1,002,285	$252,138	$2,979,522	$586,946

NOTE 8: CAPITAL LEASE OBLIGATIONS
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
NOTE 9: NOTES PAYABLE — CONVERTIBLE
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

On August 3, 2007, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to the investor a senior secured convertible note (the “August Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 5,912,961 shares of the Company’s common stock (the “August Warrant”). The August Note is convertible into 4,730,270 shares of the Company’s common stock at a price of $0.6342 per share. Under the terms of the August Note, the Company, at its option, may pay any portion of the interest then due on the Note in cash or may elect to issue the investor shares of the Company’s common stock. The August Warrant is exercisable immediately at a price of $0.6342 per share. Pursuant to the purchase agreement, the Company granted the investor certain registration rights with respect to the shares to be issued upon conversion of the August Note and upon exercise of the August Warrant. Neither the shares to be issued upon conversion of the August Note nor upon exercise of the August Warrant have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The August Note and the August Warrant were offered and sold to an accredited investor (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act. Midtown Partners & Co., LLC (“Midtown”), acted as placement agent for the offering. The Company paid Midtown a cash fee of $270,000 and issued a warrant to Midtown to purchase 851,466 shares of the Company’s common stock at an exercise price of $0.6342 per share.
On February 29, 2008, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to the investor a senior secured convertible note (the “February Note”) in the aggregate principal amount of $2,150,000 and a warrant to purchase 3,000,000 shares of the Company’s common stock (the “February Warrant”). The February Note is convertible into 3,047,916 shares of the Company’s common stock at a price of $0.7054. The February Warrant is convertible into 4,252,906 shares of the Company’s common stock at a price of $0.7054 per share. Under the terms of the Note, the Company, is required to prepay the interest in the amount of $641,775 due at the inception of the February Note. The February Warrant is exercisable immediately at a price of $0.7054 per share. Neither the shares to be issued upon conversion of the February Note nor upon exercise of the February Warrant have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The February Note and the February Warrant were offered and sold to an accredited investor (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act. Midtown Partners & Co., LLC (“Midtown”), acted as placement agent for the offering. The Company paid Midtown a cash fee of $67,500, 100,000 shares of common stock and issued a warrant to Midtown to purchase 477,600 shares of the Company’s common stock at an exercise price of $0.7054 per share.
The August 3, 2007 and February 29, 2008 agreements included milestone provisions that were measurable on March 31, 2008 that the Company did not reach. Per the agreements, the conversion price will be reduced to the lesser of the existing purchase price or the Average Market Price ten days after the milestone event. The Average Market Price was computed as $0.4378 and the number of warrants were increase to 8,565,555 and 4,833,714, for the August 3, 2007 and the February 29, 2008 financing, respectively.
The issuable warrants and the conversion features of the August Note and February Note were reviewed for possible embedded derivatives. The warrants and conversion features of the Notes were deemed to have embedded derivative features and were accounted for as such. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At June 30, 2008, the Company’s derivative valuation liability totaled $4,584,000.
NOTE 10: LIQUIDITY AND CAPITAL RESOURCES
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
Forward-Looking Statements
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements concerning: (a) the timely development and acceptance of new products, (b) sources of supply and concentration of customers, (c) acceptance in the marketplace, establishment and expansion of our distribution channels, (d) endorsement of opinion leaders in the law enforcement community, (e) implementation risks of manufacturing automation, (f) risks associated with rapid technology change, (g) impact of media publicity, (h) dependence upon sole or limited source suppliers, (i) existing or potential lawsuits, (j) risks of governmental regulations and (k) dependence upon key employees and other factors detailed in the Company’s filings with the SEC. These factors should not be considered exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the SEC.
Executive Summary
     Stinger Systems is in the business of producing and marketing less-lethal electronic restraint products to law enforcement, correctional facilities, professional security and military sectors. The Company’s products include the Ice-Shield electronic immobilization riot shield and the Bandit / REACT system, an electronic immobilizing restraint. The Company’s primary focus is the Stinger S-200 Electronic Immobilization Device(EID) and its success is largely dependent upon the commercialization of this product.
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
     The Company’s success will be dependent upon its ability to attract high quality distributors to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record for selling firearms to the law enforcement, correctional, and/or military community. The Company is unable to provide forecasts as to the number of Stingers it anticipates selling.

     At the present time, the Company does not generate sufficient revenues from its operations to pay its operating costs. Management believes that the Company will need additional outside sources of funding in the future to continue the production and promotion of its products.
Results of Operations
     Revenues. Revenue increased $113,233 or 111% to $215,403 for the three months ended June 30, 2008 compared to $102,170 for the three months ended June 30, 2007, and $199,621 or 101% to $397,960 for the six months ended June 30, 2008 compared to $198,339 for the six months ended June 30, 2007. The increase from 2007 to 2008 was due to the Company’s ability to receive and fill orders during the first six months of 2008.
     Cost of Goods Sold. Cost of Goods Sold increased $57,974 or 32% to $237,546 for the three months ended June 30, 2008 compared to $179,572 for the three months ended June 30, 2007, and increased $151,838 or 55% to $492,462 for the six months ended June 30, 2008 compared to $277,624 for the six months ended June 30, 2007. The increase for the three and six months ended June 30, 2008 was due increased production and to an inventory write-off for obsolete raw materials in our inventory. The cost of production for the periods ended June 30, 2008 and June 30, 2007, includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
     Gross Margin. Gross margin increased $55,259 to $(22,143) for the three months ended June 30, 2008 compared to $(77,402) for the three months ended June 30, 2007 and decreased $47,783 to $(31,502) for the six months ended June 30, 2008 compared to $(79,285) for the six months ended June 30, 2007. The increase in gross margin was principally due to an increase in revenue that mitigated the costs of goods sold related to an inventory write-off for obsolete raw materials in our inventory.
     Selling Expenses. Selling expenses increased $100,829 to $133,500 for the three months ended June 30, 2008 compared to $32,671 for the three months ended June 30, 2007 and increased $217,058 to $290,455 for the six months ended June 30, 2008 compared to $73,397 for the six months ended June 30, 2007. The increase for the three and six months ended June 30, 2008 was due to the ongoing efforts of our new marketing campaign and other related efforts to promote current products and the branding of the Stinger name.
     General and Administrative Expenses. General and Administrative (G&A) expenses increased $811,960 or 123% to $1,473,764 for the three months ended June 30, 2008 compared to $661,804 for the three months ended June 30, 2007 and increased $2,416,746 to $3,935,833 for the six months ended June 30, 2008 compared to $1,519,087 for the six months ended June 30, 2007. The increase in G&A expenses for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007 is primarily due to the increase of legal and professional fees, stock option expense, and insurance expense. Additionally, other operating expenses for the three months ended June 30, 2008, include legal and professional fees of $102,637, stock option expense in the amount of $702,274, insurance expense of $43,885, and other costs in the amount of $153,489, compared to legal and professional fees of $34,172, stock option expense in the amount of $83,139, and other costs in the amount of $134,827 for the three months ended June 30, 2007. Other operating expenses for the six months ended June 30, 2008, include legal and professional fees of $221,752, stock option expense in the amount of $2,308,591, insurance expense of $97,054, and other costs in the amount of $352,125, compared to legal and professional fees of $119,117, stock option expense in the amount of $210,246, and other costs in the amount of $257,583 for the six months ended June 30, 2007.
     Research and Development Expenses. Research and Development (R&D) expenses increased $37,178 or 155% to $61,139 for the three months ended June 30, 2008, compared to $23,961 for the three months ended June 30, 2007 and decreased $9,195 or 7% to $131,234 for the six months ended June 30, 2008 compared to $140,429 for the six months ended June 30, 2007. The Company’s increase in R&D expense is attributable to the ongoing research and development costs associated with future generations of the projectile stun gun while the small decrease for the six months ended is due to the advanced stage of development in comparison to last year.
     Interest Income. Interest income increased $713 to $1,308 for the three months ended June 30, 2008, compared to $595 for the three months ended June 30, 2007 and increased $1,523 to $3,932 for the six months ended June 30, 2008 compared to $2,409. The increase for the three and six months ended June 30, 2007 to 2008 was due to an increase in working capital and higher cash balances as a result of the February 2008 offering.
     Interest Expense. Interest expense increased $172,132 to $204,083 for the three months ended June 30, 2008, compared to $31,951 for the three months ended June 30, 2007 and increased $339,264 to $394,771 for the six months ended June 30, 2008 compared to

$55,507 for the six months ended June 30, 2007. The increase for the three and six months ended June 30, 2007 to 2008 was due to financing received on August 3, 2007 and February 29, 2008.
     Net Loss. Net loss increased by $1,672,949 to $(2,476,182) or $(0.12) per common share for the three months ended June 30, 2008 compared to a net loss of $(803,233) or $(0.05) per common share for the three months ended June 30, 2007 and increased $6,977,762 to $8,702,629 or $(0.45) per common share for the six months ended June 30, 2008 compared to a net loss of $(1,724,867) or $(0.11) per common share for the six months ended June 30, 2007. The increase in the net loss was due primarily to stock options issued during the first two quarters of 2008 and the derivative liability expense associated with accounting for financing received during the third quarter of 2007 and the first quarter of 2008.
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
     At June 30, 2008, we had working capital of ($228,707), including a cash balance of $1,828. This represents an increase in working capital of $1,955,915 from working capital of ($2,184,622) at June 30, 2007 and a cash balance of $13,480. This increase in working capital is principally due to an increase in cash and convertible notes payable and a decrease in accounts payable. Operating activities for the six months ended June 30, 2008 and the six months ended June 30, 2007 used cash of $1,709,677 and $1,221,440, respectively. The increase in the negative cash flow from operating activities during the six months ended June 30, 2008, as compared to 2007 was primarily due to the increase in our prepaid expenses and general timing of obligations.
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
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of June 30, 2008, we have had no significant warranty claims on products sold. Once sales of our new stun gun commence, we expect to make an accrual for warranty claims based on our sales.

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
     Embedded Derivatives. Certain features of the convertible notes payable were accounted for as embedded derivatives and were valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At June 30, 2008, the Company’s derivative valuation liability totaled $4,584,000.
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
ITEM 1A. RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information contained in this report. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In that case, the trading price of our common stock could decline and investors may lose part or all of their investment. In the opinion of management, the risks discussed below represent the material risks known to the Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations and adversely affect the market price of our common stock.
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
     During 2007, the closing sales price of our stock has ranged from $0.14 to $3.25. Our stock closed on June 30, 2008 at $0.54 per share.
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
     As of June 30, 2008, we had 20,004,230 shares issued and outstanding, 29,003,096 shares of common stock that could be issued upon the exercise of options, warrants, grants, and convertible securities, of which 3,056,500 shares could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. In addition, on August 3, 2007, we completed a private placement transaction with an institutional investor pursuant to which we issued and sold to the investor a senior secured convertible note (the “August Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 5,912,961 shares of our common stock (the “August Warrant”). The August Note is convertible into 4,730,369 shares of the Company’s common stock at a price of $0.6342 per share. The conversion price of the August Note is subject to adjustment if we fail to achieve certain milestone events pertaining to our performance. Subject to the terms of the August Note, we, at our option, may pay any portion of the interest then due on the August Note in cash or may elect to issue the investor shares of our common stock. The August Warrant is exercisable immediately at a price of $0.6342 per share. On February 29, 2008, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to the investor a senior secured convertible note (the “February Note”) in the aggregate principal amount of $2,150,000 and a warrant to purchase 3,000,000 shares of the Company’s common stock (the “February Warrant”). The February Note is convertible into 3,047,916 shares of the Company’s common stock at a price of $0.7054. The February Warrant is convertible into 4,252,906 shares of the Company’s common stock at a price of $0.7054 per share. Under the terms of the Note, the Company, is required to prepay the interest in the amount of $641,775 due at the inception of the February Note. The February Warrant is exercisable immediately at a price of $0.7054 per share. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
     The August 3, 2007 and February 29, 2008 agreements included milestone provisions dated March 31, 2008 that the Company did not reach. Per the agreements, the conversion price will be reduced to the lesser of the existing purchase price or the Average Market Price ten days after the milestone event. The Average Market Price was computed as $0.4378 and the number of warrants were increased to 8,565,555 and 4,833,714, for the August 3, 2007 and the February 29, 2008 financing, respectively.
We likely will issue additional equity securities which will dilute your share ownership.
     We likely will issue additional equity securities through the exercise of options, grants, convertible notes, or warrants that are outstanding or may be outstanding, to raise capital. These additional issuances will dilute your share ownership.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On August 3, 2007, the Company closed a private placement transaction pursuant to which the Company issued and sold a senior secured convertible note (the “August 2007 Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 5,912,961 shares of the Company’s common stock (the “August 2007 Warrant”).

     On February 29, 2008, the Company closed a private placement transaction pursuant to which the Company issued and sold a senior secured convertible note (the “February 2008 Note” and together with the August 2007 Note, the “Notes”) in an aggregate principal amount of $2,150,000, a warrant to purchase 3,000,000 shares of the Company’s common stock (the “February 2008 Warrant” and together with the August 2007 Warrant, the “Warrants”) and 1,250,000 shares of the Company’s common stock.
     The Notes and Warrants included milestone provisions dated March 31, 2008 that the Company did not reach. In accordance with the terms of the Notes, the conversion price was reduced to the lesser of the existing purchase price or the Average Market Price, as defined in the Notes, ten days after the milestone event. As a result, the conversion price of the Notes was adjusted to $0.4378. In addition, pursuant to the terms of the Warrants, the exercise price of the Warrants was adjusted to $0.4378 and the number of shares issuable on exercise of the Warrants was increased to 8,565,555 for the August 2007 financing and 4,833,714 for the February 2008 financing.
     The issuance of the additional warrants is being made pursuant to the terms of the August 2007 Warrant, as amended and the February 2008 Warrant in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
ITEM 3. Defaults Upon Senior Securities. Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders. Not applicable.
ITEM 5. Other Information. Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Section 302 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STINGER SYSTEMS, INC. (Registrant)
Date: August 19, 2008	/s/ Robert F. Gruder
Robert F. Gruder
President and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 19, 2008	/s/ Brian S. Gannon
Brian S. Gannon
Financial Controller (Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.