Form 10-Q
period 2008-09-30
STINGER SYSTEMS, INC
filed 2008-11-14
CIK 1306944

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
There were 20,009,230 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of September 30, 2008.

STINGER SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$2,062,684	$345,293
Accounts Receivable, net of $1,800 allowance for uncollectible accounts in 2008 and 2007	30,793	81,201
Inventories, at cost	232,841	128,841
Prepaid Expenses and Other Current Assets	639,614	35,149

TOTAL CURRENT ASSETS	2,965,932	590,484

EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulated depreciation of $203,001 and $126,414 in 2008 and 2007	212,233	276,590

OTHER ASSETS
Intangible Assets, net of accumulated amortization of $1,431,771 and $1,145,419 in 2008 and 2007	1,240,850	1,527,201
Other Assets	11,496	11,496

TOTAL OTHER ASSETS	1,252,346	1,538,697

TOTAL ASSETS	$4,430,511	$2,405,771

See accompanying notes.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$502,527	$393,842
Accrued Liabilities	214,811	124,846
Capital Lease Obligation, current portion	23,063	21,445
Note Payable-Related Parties	31,250	31,250

TOTAL CURRENT LIABILITIES	771,651	571,383

Capital Lease Obligation, long-term portion	58,380	77,739
Note Payable-Convertible, net of debt discount of $3,618,480	4,396,855	1,339,763
Derivative Liability Associated with Convertible Note and Warrants	16,142,974	3,660,000

TOTAL LIABILITIES	21,369,860	5,648,885

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ (DEFICIT) EQUITY
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 20,009,230 and 17,527,171 Shares Issued and Outstanding at September 30, 2008 and December 31, 2007, respectively	20,009	17,527
Additional Paid-In Capital	38,433,560	30,309,985
Retained Deficit	(55,392,918)	(33,570,626)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(16,939,349)	(3,243,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$4,430,511	$2,405,771

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Sales	$118,401	$47,556	$516,362	$245,895
Cost of Product Sold	118,931	48,447	548,393	326,070

GROSS (LOSS) MARGIN	(530)	(891)	(32,031)	(80,175)

SELLING EXPENSES	57,165	64,959	347,620	138,355

GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	215,096	319,181	789,870	868,900
Employee Acquisition Cost	—	3,500	2,500	5,882
Employee Severance Cost	—	18,217	1,875	18,697
Other	914,485	710,762	3,897,507	1,297,710
Depreciation and Amortization	120,510	131,679	362,939	370,810
Research and Development	25,082	56,434	156,316	196,863

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,275,173	1,239,773	5,211,007	2,758,862

LOSS FROM OPERATIONS	(1,332,868)	(1,305,623)	(5,590,658)	(2,977,392)
INTEREST INCOME	17,060	11,151	20,992	13,560
INTEREST EXPENSE	(244,881)	(209,195)	(639,652)	(264,702)
DERIVATIVE LIABILITY EXPENSE	(11,558,974)	(3,044,028)	(15,612,974)	(3,044,028)

LOSS BEFORE INCOME TAXES	(13,119,663)	(4,547,695)	(21,822,292)	(6,272,562)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(13,119,663)	$(4,547,695)	$(21,822,292)	$(6,272,562)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.66)	$(0.27)	$(1.12)	$(0.38)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	20,007,980	16,938,908	19,533,953	16,399,756

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(21,822,292)	$(6,272,562)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	362,939	370,810
Stock Option Expense	2,642,356	213,572
Stock Issued for Services	—	1,710
Amortization of Discount on Notes Payable-Convertible	377,092	162,784
Derivative Liability Associated with Convertible Note and Warrants	15,612,974	3,044,029
Dilution Costs	—	384,369
Changes in Operating Assets and Liabilities
Accounts Receivable	50,408	20,581
Inventory	(104,000)	56,304
Prepaid Expenses	47,040	(24,176)
Accounts Payable	108,685	(311,238)
Accrued Liabilities	89,965	49,382

NET CASH USED IN OPERATING ACTIVITIES	(2,634,833)	(2,304,434)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(12,230)	(67,871)
Proceeds from Sale of Asset	—	—

NET CASH USED IN INVESTING ACTIVITIES	(12,230)	(67,871)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	1,200	952,000
Payments on Capital Lease Obligation	(17,741)	(16,206)
Proceeds from the Issuance of Convertible Notes Payable, Net of $117,500
Issuance Costs and $641,775 prepaid interest	4,380,995	2,878,000
Retirement of Notes Payable	—	(204,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,364,454	3,609,794

NET DECREASE IN CASH	1,717,391	1,237,489
CASH BALANCE, BEGINNING OF PERIOD	345,293	121,047

CASH BALANCE, END OF PERIOD	$2,062,684	$1,358,536

(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of Equipment with Capital Lease	—	(118,784)
Capital Lease Obligation	—	118,784
Discount on Issuance of Notes Payable—Convertible	—	(1,602,854)
Discount on Issuance of Notes Payable—Convertible	—	1,602,854
Conversion of Interest on Converted Notes Payable to Common Stock	(320,000)	(40,777)
Conversion of Notes Payable to Common Stock	(320,000)	(931,250)
Common Stock Issued for Notes Payable Conversion	1,052	972
Paid in Capital for Notes Payable Conversion	318,948	971,055
Derivative Liability	(3,130,000)	—
Paid-in-capital	3,130,000	—
Deferred Debt Discount	(2,032,500)	—
Common stock	1,350	—
Paid-in-capital	2,031,150

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$184,895	$8,430

Taxes	$—	$—

See accompanying notes.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements for Stinger Systems, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2007. Operating results as of September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined by SFAS No. 131 “Disclosures About Enterprise and Related Information”, therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.
Embedded Derivatives
The conversion feature of the convertible note payable and warrants issued in connection with the convertible note payable was accounted for as an embedded derivative and was valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At September 30, 2008, the Company’s derivative valuation liability totaled $16,142,974.
In conjunction with the February 29, 2008 offering, the registration rights were removed from the amended August 3, 2007 Note. This has removed the embedded derivative pertaining to the Warrant issued in conjunction with the August 3, 2007 offering. The table below illustrates the effect of the removal of registration rights.

Embedded Derivative Liability, December 31, 2007	$3,660,000
Adjustment of Liability due to amended August 3, 2007 Note	(3,130,000)
Embedded Derivative Liability Expense, September 30, 2008	15,612,974

Ending Balance, September 30, 2008	$16,142,974

Reclassifications
Certain reclassifications have been made to the 2007 consolidated financial statements in order to conform to the 2008 presentation.
Loss per Share
Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share because all common share equivalents are excluded from the calculation, because their effect is anti-dilutive. The weighted average number of shares of common stock outstanding for the three month period ended September 30, 2008 and September 30, 2007 was 20,007,980 and 16,938,908, respectively. The weighted average number of shares of common stock outstanding for the nine month period ended September 30, 2008 and September 30, 2007 was 19,533,953 and 16,399,756, respectively. Options and warrants to purchase 49,320,296 and 14,735,234 shares of common stock were outstanding at September 30, 2008 and 2007, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

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
NOTE 3: REVENUE RECOGNITION
The Company recognizes revenue when delivery of the product has occurred or services have been rendered, title has been transferred, the price is fixed and collectability is reasonably assured. We warrant our products against manufacturing defects for a period of one year. As of September 30, 2008, we have had no significant warranty claims on products sold. Once sales of our new stun gun commence, we expect to make an accrual for warranty claims based on our sales.
NOTE 4: INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Raw Materials and Work-In Progress	$193,348	$99,853
Finished Goods	39,493	28,988

	$232,841	$128,841

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following:

September 30,
2008
(Unaudited)
Interest	$582,699
Product Deposits	38,750
Legal Deposits	17,500
Other Deposits	665

$639,614

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
The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Estimated fair value	$0.20	$0.60	$0.64	$0.82
Expected life (years)	3.33	2.50	2.33	2.50
Risk free interest rate	2.08%	5.01%	2.38%	4.68%
Volatility	137.83%	141.0%	136.9%	139.0%
Dividend yield	—	—	—	—
NOTE 7: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and Administrative Expenses — Other includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Legal and Professional Fees	$238,087	$206,016	$459,838	$325,133
Stock Option Expense	333,765	3,326	2,642,356	213,572
Insurance Expense	7,435	459	12,797	11,304
Dilutive Issuance Costs Attributed to Warrants	0	384,368	0	384,368
Other	335,198	116,593	782,516	363,333

	$914,485	$710,762	$3,897,507	$1,297,710

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
NOTE 9: NOTES PAYABLE — CONVERTIBLE
On September 12, 2008, Stinger Systems, Inc. (the “Company”) closed a private placement transaction (the “Offering”) with an institutional investor (the “Investor”) pursuant to which the Company issued and sold to the Investor a senior secured convertible note (the “Note”) in an aggregate principal amount of $3,000,000 and a warrant which is exercisable immediately to purchase 12,931,034 shares of the Company’s common stock (the “Warrant”) at a price of $0.29 per share. At September 30, 2008, the Note is convertible into 10,344,827 shares of the Company’s common stock at a price of $0.29 per share. Under the terms of the Note, the Company, at its option, may pay any portion of the interest then due on the Note in cash or may elect to issue the Investor shares of the Company’s common stock. In connection with the Offering, the Company entered into an amendment and exchange agreement (the “Amendment and Exchange Agreement”) with the investor from the August 2007 and February 2008 offerings (collectively, the “Prior Offerings”) and amended and restated (i) the senior secured convertible note (as so amended and restated, the “Amended and Restated Note”) issued in the February 2008 offering, (ii) the amended and restated senior secured convertible note (as so amended and restated, the “Second Amended and Restated Note”) originally issued in the August 2007 offering and amended and restated in the February 2008 offering and (iii) the warrant issued in the February 2008 offering (as so amended and restated, the “Amended and Restated Warrant”). In addition, the exercise price of the warrant issued in the August 2007 offering (the “2007 Warrant”) and the shares of the Company’s common stock issuable upon exercise of the 2007 Warrant will be adjusted pursuant to certain antidilution provisions included in the 2007 Warrant that are triggered by the Offering, which has the effect of reducing the exercise price of the 2007 Warrant to $0.29 and increasing the number of shares of the Company’s common stock issuable thereunder to 12,931,034. Midtown Partners & Co., LLC (“Midtown”) acted as placement agent for the Offering. The Company paid Midtown a cash fee equal to $270,000 and issued to Midtown a warrant to purchase 1,862,069 shares of the Company’s common stock.
On February 29, 2008, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to the investor a senior secured convertible note (the “February Note”) in the aggregate principal amount of $2,150,000 and a warrant to purchase 3,000,000 shares of the Company’s common stock (the “February Warrant”). The February Note is convertible into 3,047,916 shares of the Company’s common stock at a price of $0.7054. The February Warrant is convertible into 4,252,906 shares of the Company’s common stock at a price of $0.7054 per share. Under the terms of the Note, the Company, prepaid interest in the amount of $641,775 at the inception of the February Note. The February Warrant is exercisable immediately at a price of $0.7054 per share. Midtown acted as placement agent for the offering. The Company paid Midtown a cash fee of $67,500, 100,000 shares of common stock and issued a warrant to Midtown to purchase 477,600 shares of the Company’s common stock at an exercise price of $0.7054 per share.
On August 3, 2007, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to the investor a senior secured convertible note (the “August Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 5,912,961 shares of the Company’s common stock (the “August Warrant”). The August Note is convertible into 4,730,270 shares of the Company’s common stock at a price of $0.6342 per share. Under the terms of the August Note, the Company, at its option, may pay any portion of the interest then due on the Note in cash or may elect to issue the investor shares of the Company’s common stock. The August Warrant is exercisable immediately at a price of $0.6342 per share. Pursuant to the purchase agreement, the Company granted the investor certain registration rights with respect to the shares to be issued upon conversion of the August Note and upon exercise of the August Warrant. Midtown acted as placement agent for the offering. The Company paid Midtown a cash fee of $270,000 and issued a warrant to Midtown to purchase 851,466 shares of the Company’s common stock at an exercise price of $0.6342 per share.
The August 3, 2007 and February 29, 2008 agreements included milestone provisions that were measurable on March 31, 2008 that the Company did not reach. Per the agreements, the conversion price was reduced to the existing purchase price or the Average Market Price ten days after the milestone event. The Average Market Price was computed as $.04378 and the number of warrants were increased to 8,565,555 and 4,833,714, for the August 3, 2007 and the February 29, 2008 financing, respectively.
The August 3, 2007 and February 29, 2008 agreements included milestone provisions dated September 30, 2008 that the Company did not reach. Per the agreements, the conversion price will be reduced to the lesser of the existing purchase price or the Average Market Price ten days after the milestone event.
The issuable warrants and the conversion features of the August Note and February Note were reviewed for possible embedded derivatives. The warrants and conversion features of the Notes were deemed to have embedded derivative features and were accounted for as such. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At September 30, 2008, the Company’s derivative valuation liability totaled $16,142,974.
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
Forward-Looking Statements
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements concerning: (a) the timely development and acceptance of new products, (b) sources of supply and concentration of customers, (c) acceptance in the marketplace, establishment and expansion of our distribution channels, (d) endorsement of opinion leaders in the law enforcement community, (e) implementation risks of manufacturing automation, (f) risks associated with rapid technology change, (g) impact of media publicity, (h) dependence upon sole or limited source suppliers, (i) existing or potential lawsuits, (j) risks of governmental regulations and (k) dependence upon key employees and other factors detailed in the Company’s filings with the SEC. These factors should not be considered exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the SEC.
Executive Summary
          Stinger Systems is in the business of producing and marketing less-lethal electronic restraint products to law enforcement, correctional facilities, professional security and military sectors. The Company’s products include the Ice-Shield electronic immobilization riot shield and the Bandit / REACT system, an electronic immobilizing restraint. The Company’s primary focus is the Stinger S-200 Electronic Immobilization Device (EID) and its success is largely dependent upon the commercialization of this product.
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
Results of Operations
     Revenues. Revenue increased $70,845 or 149% to $118,401 for the three months ended September 30, 2008 compared to $47,556 for the three months ended September 30, 2007, and $270,467 or 110% to $516,362 for the nine months ended September 30, 2008 compared to $245,895 for the nine months ended September 30, 2007. The increase from 2007 to 2008 was due to the Company’s ability to receive and fill orders during 2008.
     Cost of Goods Sold. Cost of Goods Sold increased $70,347 or 145% to $118,794 for the three months ended September 30, 2008 compared to $48,447 for the three months ended September 30, 2007, and increased $222,185 or 68% to $548,256 for the nine months ended September 30, 2008 compared to $326,070 for the nine months ended September 30, 2007. The increase for the three and nine months ended September 30, 2008 was due to increased production and to an inventory write-off for obsolete raw materials in our inventory. The cost of production for the periods ended September 30, 2008 and September 30, 2007, includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
     Gross Margin. Gross margin increased $361 to $(530) for the three months ended September 30, 2008 compared to $(891) for the three months ended September 30, 2007 and increased $48,143 to $(32,032) for the nine months ended September 30, 2008 compared to $(80,175) for the nine months ended September 30, 2007. The increase in gross margin was principally due to an increase in revenue that mitigated the costs of goods sold related to an inventory write-off for obsolete raw materials in our inventory.
     Selling Expenses. Selling expenses decreased $7,794 to $57,165 for the three months ended September 30, 2008 compared to $64,959 for the three months ended September 30, 2007 and increased $209,264 to $347,620 for the nine months ended September 30, 2008 compared to $138,355 for the nine months ended September 30, 2007. The increase for the nine months ended September 30, 2008 was due to the ongoing efforts of our new marketing campaign and other related efforts to promote current products and the branding of the Stinger name.
     General and Administrative Expenses. General and Administrative (G&A) expenses increased $35,400 or 3% to $1,275,173 for the three months ended September 30, 2008 compared to $1,239,773 for the three months ended September 30, 2007 and increased $2,452,147 to $5,211,007 for the nine months ended September 30, 2008 compared to $2,758,860 for the nine months ended September 30, 2007. The increase in G&A expenses for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is primarily due to the increase of legal and professional fees, stock option expense, and insurance expense. Additionally, other operating expenses for the three months ended September 30, 2008, include legal and professional fees of $238,087, stock option expense in the amount of $333,765, insurance expense of $7,435, and other costs in the amount of $335,198, compared to legal and professional fees of $206,016, stock option expense in the amount of $3,326, dilutive issuance costs attributed to warrants of $384,368 and other costs in the amount of $116,593 for the three months ended September 30, 2007. Other operating expenses for the nine months ended September 30, 2008, include legal and professional fees of $459,838, stock option expense in the amount of $2,642,356, insurance expense of $12,797, and other costs in the amount of $782,516, compared to legal and professional fees of $325,133, stock option expense in the amount of $213,572, insurance expense of $11,304, dilutive issuance costs attributed to warrants of $384,368 and other costs in the amount of $363,333 for the nine months ended September 30, 2007.
     Research and Development Expenses. Research and Development (R&D) expenses decreased $31,352 or 56% to $25,082 for the three months ended September 30, 2008, compared to $56,434 for the three months ended September 30, 2007 and decreased $40,547 or 21% to $156,316 for the nine months ended September 30, 2008 compared to $196,863 for the nine months ended September 30, 2007. The Company’s decrease in R&D expense is due to the advanced stage of development in comparison to last year.
     Interest Income. Interest income increased $5,909 to $17,060 for the three months ended September 30, 2008, compared to $11,151 for the three months ended September 30, 2007 and increased $7,431 to $20,992 for the nine months ended September 30, 2008 compared to $13,560. The increase for the three and nine months ended September 30, 2007 to 2008 was due to an increase in working capital and higher cash balances as a result of the February and September 2008 offering.
     Interest Expense. Interest expense increased $35,685 to $244,881 for the three months ended September 30, 2008, compared to $209,196 for the three months ended September 30, 2007 and increased $374,950 to $639,652 for the nine months ended September

30, 2008 compared to $264,702 for the nine months ended September 30, 2007. The increase for the three and nine months ended September 30, 2007 to 2008 was due to financing received on August 3, 2007 and February 29, 2008.
     Derivative Liability. Derivative liability expense increased $8,514,946 to $11,558,974 for the three months ended September 30, 2008, compared to $3,044,028 for the three months ended September 30, 2007 and increased $12,568,946 to $15,612,974 for the nine months ended September 30, 2008 compared to $3,044,028 for the nine months ended September 30, 2007. The increase for the three and nine months ended September 30, 2007 to 2008 was due to financing received on February 29, 2008 and September 12, 2008.
     Net Loss. Net loss increased by $8,571,967 to $(13,119,662) or $(0.66) per common share for the three months ended September 30, 2008 compared to a net loss of $(4,547,695) or $(0.27) per common share for the three months ended September 30, 2007 and increased $15,549,731 to $21,822,293 or $(1.12) per common share for the nine months ended September 30, 2008 compared to a net loss of $(6,272,562) or $(0.38) per common share for the nine months ended September 30, 2007. The increase in the net loss was due primarily to the derivative liability expense associated with accounting for financing received during the third quarter of 2007 and during 2008.
Liquidity and Capital Resources
     The process of developing and commercializing the Company’s products requires significant research and development, engineering, testing, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future while the Company introduces its Stinger product line to the marketplace. To date, revenues recognized from its current products have not been sufficient for the Company to achieve or sustain profitability. The Company believes it is unlikely that its existing cash resources will be sufficient to fund its operations for 2008 at its planned levels of research, development, sales, and marketing activities. Thus, execution of its current strategies will require it to raise additional capital through debt or equity transactions in order to finance its operations through 2008. Given the severe contraction in the credit market, the Company is not certain that additional financing will be available to it, or that financing will be available on acceptable terms. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts, or effect changes to its facilities or personnel, and its ability to operate as a going concern may be adversely impacted.
     At September 30, 2008, we had working capital of $2,194,282, including a cash balance of $2,062,684. This represents an increase in working capital of $1,690,856 from working capital of $503,426 at September 30, 2007 and a cash balance of $1,358,536. This increase in working capital is principally due to an increase in cash and convertible notes payable and a decrease in accounts payable. Operating activities for the nine months ended September 30, 2008 and the nine months ended September 30, 2007 used cash of $2,634,834 and $2,304,434, respectively. The increase in the negative cash flow from operating activities during the nine months ended September 30, 2008, as compared to 2007 was primarily due to the increase in our prepaid expenses and general timing of obligations.
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
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of September 30, 2008, we have had no significant warranty claims on products sold. Once sales of our new stun gun commence, we expect to make an accrual for warranty claims based on our sales.
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
     Common Stock Issued for Goods and Services. We have issued our common stock for intangible assets and services received or to be received. The values assigned to such stock issuances effects the amount of recorded assets and the amount of recorded expenses. For stock issued before November 12, 2004, (the Company’s common stock began to be traded in the Pink Sheets on November 12, 2004) we assigned a value of $0.36 to $0.40 per share which approximates the cash received per share for shares sold on September 24, 2004. For shares issued after November 12, 2004 we assigned the closing value quoted on the OTC Bulletin Board or on the Pink Sheets as the amount of the recorded asset or expenditure. From May 2005 until November 2005, we incurred $145,000 per month of liquidated damages as part of the registration rights agreement from the December 2004 financing.
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
     Embedded Derivatives. Certain features of the convertible notes payable were accounted for as embedded derivatives and were valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At September 30, 2008, the Company’s derivative valuation liability totaled $16,142,974.
     Limited Trading Market. On February 22, 2006, our common stock began trading on the OTC Bulletin Board. An investment in a security quoted on the OTC Bulletin Board is speculative and involves a high degree of risk. Many OTC Bulletin Board securities are relatively illiquid, or “thinly traded,” which tends to increase price volatility. Illiquid securities are often difficult for investors to buy or sell without dramatically affecting the quoted price. In some cases, the liquidation of a position in a OTC Bulletin Board security may not be possible within a reasonable period of time. Reliable information regarding issuers of OTC Bulletin Board securities, their prospects, or the risks associated with the business of any particular issuer or an investment in the issuer’s securities may not be available. As a result, it may be difficult to properly value an investment in a OTC Bulletin Board security. Prior to February 23, 2006, our stock has been quoted on the Pink Sheets which presented similar risks related to the liquidity of the market for our shares.
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
     Our business plan requires significant ongoing expenditures for product engineering, testing and marketing of our products. It is likely that we will need additional outside funding sources in the future to continue the production and the promotion of our products. Given the severe contraction in the credit markets, we are not certain that additional financing will be available or that financing will be available on acceptable terms. If we are not successful in obtaining additional funding for operations, if and when needed, we may have to discontinue some or all of our business activities and our stockholders might lose all of their investment.
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
     During 2007, the closing sales price of our stock has ranged from $0.14 to $3.25. Our stock closed on September 30, 2008 at $0.26 per share.
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
     As of September 30, 2008, we had 20,009,230 shares issued and outstanding, 49,320,296 shares of common stock that could be issued upon the exercise of options, warrants, grants, and convertible securities, of which 1,034,500 shares could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. In addition, on August 3, 2007, we completed a private placement transaction with an institutional investor pursuant to which we issued and sold to the investor a senior secured convertible note (the “August Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 5,912,961 shares of our common stock (the “August Warrant”). The August Note is convertible into 4,730,369 shares of the Company’s common stock at a price of $0.6342 per share. The conversion price of the August Note is subject to adjustment if we fail to achieve certain milestone events pertaining to our performance. Subject to the terms of the August Note, we, at our option, may pay any portion of the interest then due on the August Note in cash or may elect to issue the investor shares of our common stock. The August Warrant is exercisable immediately at a price of $0.6342 per share. On February 29, 2008, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to the investor a senior secured convertible note (the “February Note”) in the aggregate principal amount of $2,150,000 and a warrant to purchase 3,000,000 shares of the Company’s common stock (the “February Warrant”). The February Note is convertible into 3,047,916 shares of the Company’s common stock at a price of $0.7054. The February Warrant is convertible into 4,252,906 shares of the Company’s common stock at a price of $0.7054 per share. Under the terms of the Note, the Company, is required to prepay the interest in the amount of $641,775 due at the inception of the February Note. The February Warrant is exercisable immediately at a price of $0.7054 per share. On September 12, 2008, Stinger Systems, Inc. (the “Company”) closed a private placement transaction (the “Offering”) with an institutional investor (the “Investor”) pursuant to which the Company issued and sold to the Investor a senior secured convertible note (the “Note”) in an aggregate principal amount of $3,000,000 and a warrant which is exercisable immediately to purchase 12,931,034 shares of the Company’s common stock (the “Warrant”) at a price of $0.29 per share. The Note is convertible into 10,344,827 shares of the Company’s common stock at a price of $0.29 per share. Under the terms of the Note, the Company, at its option, may pay any portion of the interest then due on the Note in cash or may elect to issue the Investor shares of the Company’s common stock. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
     The August 3, 2007 and February 29, 2008 agreements included milestone provisions that were measurable on March 31, 2008 that the Company did not reach. Per the agreements, the conversion price was reduced to the existing purchase price or the Average Market Price ten days after the milestone event. The Average Market Price was computed as $.04378 and the number of warrants were increased to 8,565,555 and 4,833,714, for the August 3, 2007 and the February 29, 2008 financing, respectively.
     The August 3, 2007 and February 29, 2008 agreements included milestone provisions dated September 30, 2008 that the Company did not reach. Per the agreements, the conversion price will be reduced to the lesser of the existing purchase price or the Average Market Price ten days after the milestone event.
     In addition, in connection with the Offering, the Company entered into an amendment and exchange agreement with the investor from the August 2007 and February 2008 offerings. As a result of the amendment and exchange agreement, the exercise price of the warrant issued in the August 2007 offering (the “2007 Warrant”) and the shares of the Company’s common stock issuable upon exercise of the 2007 warrant were adjusted pursuant to certain antidilution provisions included in the 2007 Warrant that were triggered by the Offering, which had the effect of reducing the exercise price of the 2007 Warrant to $0.29 and increasing the number of shares of the Company’s common stock issuable to 12,931,034.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.
ITEM 3. Defaults Upon Senior Securities. Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders. Not applicable.
On August 27, 2008, stockholders holding 10,383,949 shares, or approximately 51.9%, of the Company’s issued and outstanding Common Stock consented in writing to elect four incumbent directors to the Board of Directors and to reduce the number of directors of the Company from five to four.
The directors that were elected to the board of directors were:
Robert F. Gruder
T. Yates Exley
Andrew P. Helene
Wells Van Pelt
On August 25, 2008, stockholders holding 10,383,949 shares, or approximately 51.9%, of the Company’s issued and outstanding Common Stock consented in writing to amend the Company’s Articles of Incorporation to: (1) increase the number of authorized shares of Common Stock to One Hundred Fifty Million (150,000,000); (2) authorize a total of One Million (1,000,000) shares of preferred stock to be designated in such series or classes as the Board shall determine and (3) effect a 1-for-5 reverse split with respect to the outstanding shares of the Company’s Common Stock.
The amendment to the Articles of Incorporation to effect the 1-for-5 reverse stock split will become effective upon the filing of a Certificate of Amendment with the Nevada Secretary of State containing the provisions affecting the reverse split. The Company and the Board of Directors have determined to delay temporarily the implementation of the reverse stock split. The amendment to the Articles of Incorporation to increase in the number of authorized shares of Common Stock of the Company and to authorize of the preferred stock became effective on October 23, 2008 upon the filing of a Certificate of Amendment with the Nevada Secretary of State.
ITEM 5. Other Information. Not applicable.
On November 5, 2008, the Compensation Committee of the Board of Directors approved an increase in the number of shares of the Company’s common stock authorized for issuance under the Company’s 2005 Stock Option/Stock Bonus Plan. The number of shares of the Company’s common stock available for issuance under the 2005 Stock Option/Stock Bonus Plan was increased from two million to ten million shares.
On November 5, 2008, the Compensation Committee of the Board of Directors of the Company approved the grant of stock options to each of Robert F. Gruder, the Company’s President and Chairman of the Board; Brian S. Gannon, the Company’s Financial Controller; Andrew P. Helene, an independent director and member of the audit committee of the Company; and Wells Van Pelt, an independent director and chairman and financial expert of the audit committee the Company.

The Compensation Committee approved the Company’s grant to Mr. Gruder of an option to acquire 4,000,000 shares of the Company’s common stock, to Mr. Gannon of an option to acquire 200,000 shares of the Company’s common stock, to Mr. Helene of an option to acquire 400,000 shares of the Company’s common stock and to Mr. Van Pelt of an option to acquire 400,000 shares of the Company’s common stock, all pursuant to the Company’s 2005 Stock Option/Stock Bonus Plan, as amended. Each option has an exercise price equal to the fair market value on the date of the grant, a 4 year term and vests on December 10, 2008.
On August 25, 2008, stockholders holding 10,383,949 shares, or approximately 51.9%, of the Company’s issued and outstanding Common Stock consented in writing to amend the Company’s Articles of Incorporation to, among other things, effect a 1-for-5 reverse split with respect to the outstanding shares of the Company’s Common Stock. The amendment to the Articles of Incorporation to effect the 1-for-5 reverse stock split will become effective upon the filing of a Certificate of Amendment with the Nevada Secretary of State containing the provisions affecting the reverse split. The Company and the Board of Directors have determined to delay temporarily the implementation of the reverse stock split.
On August 28, 2008, T. Yates Exley resigned from the Company’s Board of Directors. Mr. Exley’s decision to resign as a director was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (Filed as Exhibits 3.1 and 3.2 to Form S-1/A on February 8, 2005)

3.2	Amendment to Articles of Incorporation

31.1	Section 302 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STINGER SYSTEMS, INC. (Registrant)
Date: November 14, 2008	/s/ Robert F. Gruder
Robert F. Gruder
President (Principal Executive Officer)

Date: November 14, 2008	/s/ Brian S. Gannon
Brian S. Gannon
Financial Controller (Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.