Form 10-K
period 2008-12-31
STINGER SYSTEMS, INC
filed 2009-04-06
CIK 1306944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission File Number 000-51822
STINGER SYSTEMS, INC.
(Exact name of registrant)

Nevada	30-0296398
(State or other jurisdiction	(I.R.S. employer identification number)
of incorporation or organization)
5505 Johns Road, Suite 702
Tampa, Florida 33634
(address of principal executive offices and zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     All amounts set forth in this Form 10-K have been adjusted to reflect a 1-for 5 reverse stock split completedon January 17, 2009. The aggregate market value of voting and non-voting Common stock held by non-affiliates of the registrant computed based on the price last sold, or the average bid and asked price of such equity as of June 30, 2008 was $5.5 million.*
     As of March 14, 2009, there were 4,001,832 shares of our Common Stock outstanding.
*As reported on the OTC Bulletin Board. Excludes 1,973,001 shares of common stock deemed to be held by officers and directors and stockholders whose ownership exceeds five percent of the shares outstanding at June 30, 2008. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

- i -

PART I
ITEM 1. BUSINESS
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. In some cases, forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and similar expressions. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the section titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results. All amounts set forth in this Form 10-K have been adjusted to reflect a 1-for 5 reverse stock split completed on January 17, 2009.
Overview
     Stinger Systems is in the business of producing and marketing less-than-lethal electro-stun products to law enforcement, correctional facilities, professional security and military sectors. Stinger Systems’ products include the Ice-Shield electronic immobilization riot shield and the Band-It / REACT system, an electronic immobilizing restraint. Stinger Systems’ primary focus is the S-200 AT projectile stun gun. Stinger’s success is largely dependent upon the commercialization of its S-200 AT projectile stun gun.
     Stinger Systems, Inc. is a Nevada corporation organized on July 2, 1996. Our principal executive offices are located at 5505 Johns Road, Suite 702, Tampa, FL 33634. The telephone number of our principal executive offices is (813) 281-1061. Our Internet address is www.stingersystems.com. Our common stock is currently quoted on the OTC Bulletin Board under the symbol “STYS.OB.”
Our Business
     Stinger Systems is engaged in the manufacture of electronic stun devices for the control of, and to provide temporary immobilization of, potentially dangerous persons. Stinger Systems produces a variety of control products including Ice Shield, an electrified riot shield, Band-It/REACT system, a remote controlled or movement controlled electrified wrap used for controlling potentially dangerous detainees in public situations or during transport and the S-200 AT projectile stun gun. The products of Stinger Systems are classified under the SIC code 3489. Following is a list of entities that use to some extent one or more of Stinger Systems’ products:

1/1/08- 12/31/08
Sales %
State Departments of Corrections	21%
Police Departments	22%
US Marshals	6%
County Law Enforcement Agencies	21%
Distributors and Other	30%
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
     During marketing efforts of the S-400, the Company surveyed the marketplace to determine what feature benefits the law enforcement community wanted to see in an Electronic Immobilization Device (EID). When the Company believed it had acquired enough information, it set out to design an EID from the beginning. In order to compete effectively, the Company believed that the new EID named the S-200 would have to have features not yet seen by the Company’s primary competitor. The Company developed what it believed to be such a product by late 2006. However, like most initial products brought to market, the Company found that the basic design and features of the S-200 were sound but made modifications internally to improve the guns performance. The Company believes that models from late 2007 on are very competitive. The Company will continually develop its products to strive to create the best available EID products available.
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
     The Company’s success will be dependent upon its ability to grow sales organically through its own sales force and to attract high quality distributors and manufacturer’s representatives to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record selling firearms to the law enforcement, correctional, and/or military community. As these contracts do not require minimum order quantities, the Company is unable to provide forecasts as to the number of products it anticipates selling.
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
Our Products
Stinger S-200 AT Two Dart Projectile Stun Guns
     The Stinger S-200™ is a two-dart electronic immobilization device (EID). Stinger surveyed many individuals from the law enforcement community to create, what it believes is, a state-of-the-art product that incorporated useful strategic features yet feels and looks like a tactical weapon.
     Features include an ambidextrous button to release the cartridge. This allows an officer to quickly reload without putting their hand in front of a live weapon. Other features include off-the-shelf batteries, a programmable trigger firing sequence, and a recessed bolt safety. Other features that were on an officer’s “wish list” include a recessed cartridge so they would be protected from accidental dislodgement, a fight, or from vibration from motorcycles. Size was vital, so Stinger Systems™, made sure that the barrel height of the S-200™ was roughly equivalent to competing products. The feature-full, safety-conscious product also comes with a one year guarantee and is priced significantly less than similar stun guns.

Ice-Shield Electronic Immobilization Riot Shield
     The ICE Shield™ is an electrified riot shield designed to provide added protection for police, corrections and military personnel in hazardous crowd control situations. The product is currently in use by numerous organizations including the New York City DOC and Riker’s Island.
     Utilizing Stinger Systems’™ electronic incapacitation technology, the shields are constructed of 1/4” polycarbonate Lexan® and feature 9 sparking display points on the front to provide a visible deterrent. The power shield can be used as a traditional riot shield, or the operator can simply push a switch on the shield’s handles to activate a less-lethal, immobilizing contact-shock. Applications to date have centered on hazardous crowd control, civil disturbances, prison disturbances and forced cell entries.
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
Band-It / The R-E-A-C-T System, an Immobilizing Electronic Restraint
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
     The Band-It™ is a prisoner restraint system that is comprised of a universal sleeve which is placed either on a prisoner’s leg or arm and an RF transmitter is held by a law enforcement official. If a prisoner tries to flee, the sheriff or bailiff can remotely activate the Band-It up to 150 feet away. Electrical impulses are then disbursed on the prisoner incapacitating his or her muscles.
     The Band-It™ is powered by a rechargeable battery pack which is capable of being recharged up to 500 times. The Band-It™ is made of rugged material which may be worn over or under clothing and will not interfere with a prisoner’s ability to sit or write. Features include a remotely activated alarm on the Band-It™ warning the prisoner to comply before activation is necessary. The Band-It™ also contains a mechanical tether cord which is fixed in place while a prisoner is seated. If the prisoner tries to flee, the cord is detached from the unit and the Band-It™ will be activated. The ultimate performance of an electronic incapacitation device (EID) is dependent on the ability of the device to affect the electrical system of the body. To achieve this, the distance between contact probes becomes a critical factor. The shorter the distance between the probes, the less the impact on the body’s system. The Band-It™ stun package was designed with a 2.5” or more to permit more contact area upon the subject.
     When the activator switch is depressed, electricity flows into muscular tissue of the suspect at a predetermined pulse rate frequency. This typically temporarily incapacitates the subject’s muscles allowing security personnel to contain the situation.
     The Band-It™ may be worn in eight (8) places on the body over or under clothing. This device maintains 100% contact with the skin or clothing without having to constantly tighten it. The Band-It™ may be triggered either manually by the remote or automatically if the subject/suspect tries to get up and deactivates the tether. This product is currently priced at $925.

Patents and Patent Applications Owned by Stinger Systems
(Refer to Intangible Assets section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section for additional information)
Stun Gun Cartridge with Electrical Primer

Title:	Cartridge for a Projectile Stun Gun
Serial No.:	11/690,072
Filing Date:	03-22-2007
Status:	Patent Pending
Subject:	The cartridge includes a housing defining an exterior surface; a dart assembly including a barb adapted to temporarily attach to a target, a wire having a first end fastened to the barb and a second end coupled to the exterior surface of the housing, and a propellant adapted to propel the barb; and an electrical primer adapted to ignite the propellant. The removable cartridge has been specifically designed for a projectile stun gun and, even more specifically, to be easily attached to and removed from a projectile stun gun.

Electric Disabling Device with Controlled Immobilizing Pulse Widths

Title:	Stun Gun
Patent Application
Kind Code:	20080278882
Filing Date:	10 May 2007
Status:	Patent Pending
Subject:	A capacitive discharge stun-gun uses a flyback output circuit in which a semiconductor switch operates under control of a controller or suitable logic circuitry. The flyback circuit can deliver 50-65 kV pulses to a pair of electrodes in order to ionize air adjacent a target in order to initiate good electrical contact. When the electrodes are in good contact with the target, the flyback circuit delivers current at a lower voltage. In one mode of operation the stun-gun is controlled to initially deliver wider pulses optimized for causing air breakdown and to then deliver a series of shorter pulses in pulse groups optimized for causing involuntary muscle cramping.

Title:	Weapon With Illuminator And Camera
Serial No.:	11/012,541
Filing Date:	14 December 2004
Status:	Patent Pending (4 months to first Office Action)
Subject:	The system includes a weapon, an illuminator, a camera to record information, a memory device to store recorded information, and a security device to inhibit unauthorized tampering of the recorded information.

Manual Trigger with Indicating and Disabling features

Title:	Stun gun with low battery indicator and shutoff timer
Patent No.:	5,193,048
Issue Date:	March 9, 1993
Serial No.:	07/516,120
Filing Date:	April 27, 1990
Status:	Issued (12th year maintenance fee paid)
Subject:	In one embodiment, the electrical shock device includes a housing containing a power supply and an electronic circuit, a trigger means on the housing for selectively connecting the power supply to the electric circuit when in a first position, and a low power source indicating means for indicating the trigger means operated in the first position for a first predetermined time period. In another embodiment, the electrical shock device includes a housing containing a power supply and an electronic circuit, a trigger means on the housing for selectively connecting the power supply to the electronic circuit when in a first position, a means for disabling the electronic circuit when the trigger means is continuously operated in said first position for a first predetermined time period.

QuadrashockTM dart arrangement

Title:	Stun Gun
Serial No.:	10/957,301
Filing Date:	30 September 2004
Status:	Patent Pending (Response to Non Final Office Action Mailed)
Subject:	The stun gun of one embodiment includes: a first dart coupled to a tether and positioned to be propelled along a first trajectory, a second dart coupled to a tether and positioned to be propelled along a second trajectory divergent to the first trajectory, and a third dart coupled to a tether and positioned to be propelled along a third trajectory substantially parallel to the first trajectory. The stun gun also includes a power source having opposing charges and an activation circuit. The activation circuit is adapted to selectively connect one of the opposing charges to the first dart and connect the other of the opposing charges to the second and third darts.

Ultron® II hand held contact stun device

Title:	Electronic Restraint Weapon
Patent No.:	Design 323,870
Issue Date:	February 11, 1992
Serial No.:	07/367,500
Filing Date:	June 16, 1989
Status:	Issued
Subject:	The ornamental design for the Ultron® II hand held stun device.

Patents and Patent Applications Licensed by Stinger Systems
QuadrashockTM dart arrangement

Title:	Method and apparatus for implementing a two projectile electrical discharge weapon
Patent No.:	6,575,073
Issue Date:	June 10, 2003
Serial No.:	09/569,431
Filing Date:	May 12, 2000
Status:	Issued (4th year maintenance fee due by 06/11/2007)
Subject:	An electrical discharge weapon that selectively propels wire-tethered electrode darts toward a live target for imparting an electrical shock. The weapon includes a receiver and two ammunition chambers spaced apart. Each chamber has electrodes for activating propulsion of a tethered dart. The ammunition chambers being formed in a portion detachable from the receiver.

Band-ItTM restraint

Title:	Remotely activated electrical discharge restraint device using biceps’ flexion of the leg to restrain
Patent No.:	5,841,622
Issue Date:	November 24, 1998
Serial No.:	09/018,268
Filing Date:	February 4, 1998
Status:	Patent Expired Due to Non-payment of Maintenance Fees — Revival of the patent is being considered
Subject:	A remotely activated electrical discharge restraint device configured for attachment to a human body. The device includes: an electrical circuit for generating a selected high voltage signal; a housing for containing the circuit and attaching the circuit to a human body; a first contact connected to the circuit and available exterior of the housing for contacting a first location on a human body; and a second contact connected to the circuit and available exterior of the housing for contacting a second location on a human body. The respective positions of and spacing between the first and second locations being selected to induce involuntary flexing contractions of the biceps of both legs upon transfer of the signal to the human body.

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
Marketing and Competition
     Stinger Systems markets its products primarily to the law enforcement, correctional, professional security and military sectors. Orders are received from both end-users and from authorized representatives and distributors. Stinger Systems’ marketing strategy is to engage the services of manufacturing representatives and distributors that specialize in Stinger Systems’ industry. The Company has contracted with distributors and representative groups across the United States as well as several foreign countries. Typically, the distributors that stock Stinger Systems’ products will receive an 18% commission. Stinger Systems employs a number of inside and outside sales associates to coordinate sales activates with the distributors as well as present directly to our end customers when necessary.
     Stinger Systems is not aware of any companies with meaningful market share offering products that compete with its Ice Shield or Band-IT products. The Company has no reliable data on market share for any of these products. Therefore, the Company has no significant marketing plans for this product and only provides it as an additional offering for our customers.
     Stinger System’s primary competitor in the projectile stun gun market is Taser International, Inc., a publicly held corporation that is substantially larger and has a history of successfully accessing capital markets. Taser is the dominant firm in the projectile stun gun industry.
     The Company believes the Stinger product line projectile stun guns offer many advantages over the X-26 and M-26 model projectile stun guns produced by Taser International, Inc., but can make no assurance of their validity. See the product overview for a more detailed description of the Company’s products.

Government Regulation
     The Stinger product line projectile stun guns uses primer charges to propel the dart wire system to the target. The use of primer as a propellant classifies the Stinger S-200 as a firearm and as such, the manufacture, distribution and sale of the gun, is regulated by the Bureau of Alcohol, Tobacco and Firearms (ATF). Some states, cities, and municipalities have outlawed the use of stun guns either entirely or in part. It is not clear which regulations will affect Stinger Systems’ product as it will be treated as a firearm. Since the Stinger projectile stun gun is considered a firearm by the ATF, it must be manufactured in a secure environment at an ATF approved site, serial numbered, documented appropriately, and shipped in accordance with all applicable regulations.
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
Research and Development
     Stinger Systems spent approximately $245,080 in research and development during the twelve months ended December 31, 2008. Several studies have been undertaken to determine the optimum electronics for the Stinger product line projectile stun gun as well as maximizing the effectiveness of the contact arc. We anticipate ongoing studies of electrical designs for the existing weapons, as well as future generation releases.
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
     On September 24, 2004, EDT Acquisition LLC, a Michigan limited liability company owned and formed by Robert Gruder and T. Yates Exley, for the sole purpose of acquiring a controlling interest in Electronic Defense Technology, LLC, (“EDT”), acquired a 95% interest in EDT, an Ohio limited liability company. EDT was formed in January of 2000 as a single member LLC for the purpose of manufacturing and marketing electronic restraint products to the law enforcement and correctional sectors. EDT developed several products to serve these sectors. EDT Sales included Powertron (now called Stinger), Band-It, Shield, Ultron II and training manuals. However, it continued to incur operating losses through the date it was acquired by EDT Acquisition, LLC in September of 2004. The business purpose for the acquisition of EDT was to accelerate the Company’s entrance into the electronic restraint market and acquire technology and patents necessary for the Stinger projectile stun gun business. The interest was acquired in exchange for $250,000 in cash and a $200,000 note payable on or before March 24, 2006 from EDT Acquisition, LLC. The 95% interest in Electronic Defense Technologies, LLC together with the remaining 5% interest in the same company was then transferred on the same day to Stinger Systems in exchange for the issuance by Stinger Systems of 1,950,000 shares of Stinger Systems’ common stock. In connection with the transaction, 2,000,000 shares of Stinger Systems, as adjusted to reflect a 1-for 5 reverse stock split completed on January 17, 2009, that had been issued and outstanding previously was returned to Stinger Systems for cancellation. This transaction transferred control of Stinger Systems to Robert Gruder and T. Yates Exley. Mr. Gruder is Chairman of the Board of Directors and President of Stinger Systems. Mr. Exley resigned from the Board on August 28, 2008. Mr. Gruder’s portion of the shares of Stinger Systems formerly held in EDT Acquisition, LLC have been distributed by EDT Acquisition, LLC and are held by him directly.
     EDT was formed in January 2000 to manufacture and market less-lethal electronic restraint products to the law enforcement, correction and professional security sectors. Its principal products included a hand held stun weapon, an electric riot shield and an electric wrap used to control potentially dangerous persons/prisoners during transport or in court rooms. From January 2000 to the acquisition, EDT did final assembly of these products and sold them to the law enforcement, corrections and professional security sectors. In early 2003, EDT began development of a projectile stun gun and developed models of the gun for study and testing. The first sales of the projectile stun gun occurred in 2004.

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
     We rely primarily on third parties to manufacture our products. We do not have long-term supply contracts with these third party manufacturers and instead work on an order-by-order basis. By not having long-term supply contracts, we run the risk that our current suppliers will opt to discontinue their relationship with us thereby interrupting the flow of products and significantly limiting our ability to operate our business. If alternative third party manufacturers could not be located in a timely manner, we would go out of business and investors would lose their entire investment. We own all of the rights, drawings, and intellectual property regarding schematics of the electronics of our products. Circuit board manufacturing and transformer winding companies are a common business throughout the world. We continually are examining alternative sourcing and may have multiple suppliers providing transformers and circuit boards when economies of scale merit such sourcing. We do not anticipate any business interruption if any of our suppliers could no longer supply or work with us on our terms.

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
Negative publicity about less-than-lethal stun weapons may negatively impact sales of our products.
     There have been a number of negative articles about the use and abuse of less-than-lethal weapons by law enforcement and correctional officers. There have also been accusations that stun guns have caused the deaths of subjects who have been stunned. The safety of such less-than-lethal weapons has become a matter of some controversy and continued negative publicity about the use of less-than-lethal stun devices may negatively impact the sale of our products.
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
     On January 9, 2007, Taser International, Inc. filed a complaint against Stinger Systems, Inc. that alleges patent infringement, false advertising, and patent false marking in its case, Taser International, Inc. v. Stinger Systems, Inc., in United States District Court for the District of Arizona, Case CV-07-0042-PHX-DGC. Discovery in this case closed on October 17, 2008, but Taser is seeking to reopen discovery. The Markman hearing has concluded, and the Court ruled on claims constructions for US patents 7,234,262, 6,999 295 and 7,102, 870 on February 2, 2009. Parties bearing the burden of proof must serve expert disclosures by April 3, 2009 (60 days after the Markman ruling). Rebuttal expert disclosures are due by May 3, 2009 (90 days after the Markman ruling). Expert depositions must be completed by June 17, 2009 (135 days after the Markman ruling). Dispositive Motions must be filed by August 1, 2009 (190 days after the Markman ruling). Upon resolution of all dispositive motions, the Court will set a pretrial status hearing to set the dates for the Pretrial Order, Motions in Limine, the Pretrial Conference and a firm Trial date. The Court’s full Rule 16 Scheduling Order order dated May 2, 2007 is available on line at PACER, the official web site of the U.S. Courts. All dates are subject to modification. The case is also seeking an unspecified amount of punitive damages. Absent modification or other unexpected event, the Company will incur no legal fees for its defense in this case as the Company’s attorney has agreed upon entry of appearance to act as its attorney in the case without fee. An adverse outcome in this action may have a material adverse effect on our business and results of operations.
We have been the subject of SEC Enforcement action
     The Company has been responding to an investigation by the Securities and Exchange Commission (“SEC”), which commenced in December 2004. In connection with the investigation, the Company received a “Wells Notice” from the SEC indicating that the staff intended to recommend that the SEC institute and action against the Company. On January 28, 2008, the SEC filed a complaint against the Company and Robert F. Gruder in United States District Court for the Northern District of Georgia alleging that the Company and Mr. Gruder violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Among other things, the complaint alleges that the Company made material misrepresentations about one of the Company’s products regarding when the Company would be shipping the product, the product’s status with the Bureau of Alcohol, Tobacco, and Firearms, the performance of the product, and where the Company’s stock was trading. The complaint seeks injunctive relief against the Company and Mr. Gruder, including a bar against Mr. Gruder from serving as an officer or director of a public company and civil penalties.
     On May 1, 2008, the Company consented to the entry of the final judgment without admitting or denying any of the allegations of the Commission’s complaint. The Company was enjoined from future violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.
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
There exist some state, local and international regulations and/or prohibitions on less-than-lethal weapon systems which will make it more difficult or impossible to market our products in those jurisdictions thereby limiting potential revenues.
     Some states prohibit the sale of less-than-lethal weapon systems. Additional negative publicity with respect to less-than-lethal weapon systems may cause other jurisdictions to ban or restrict the sale of our products. Internationally, there are some countries which restrict and/or prohibit the sale of less-than-lethal weapon systems. Further, the export of our less-than-lethal weapon systems is regulated. Export licenses must be obtained from the Department of Commerce for all shipments to foreign countries. To the extent that states, local governments or other countries impose restrictions or prohibitions on the sale and use of our products or to the extent we are unable to obtain export licenses for the sales of our weapons to international customers, our sales could be materially adversely impacted.
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
     During 2008, the split-adjusted closing sales price of our stock has ranged from $0.55 to $7.60. Our stock closed on December 31, 2008 on a split adjusted basis of $1.50 per share. All amounts set forth in this Form 10-K have been adjusted to reflect a 1-for 5 reverse stock split affected on January 17, 2009.
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
FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.
     In addition to the penny stock rules described above, the FINRA (Financial Industry Regulatory Authority) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

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
     All amounts set forth in this Form 10-K have been adjusted to reflect a 1-for 5 reverse stock split affected on January 17, 2009. As of December 31, 2008, we had 4,001,846 shares issued and outstanding, 17,893,663 shares of common stock that could be issued upon the exercise of options, warrants, grants and convertible securities, of which 1,286,900 shares could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
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
ITEM 1.B UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
     Stinger Systems’ corporate office is located at 5505 Johns Road, Suite 702, Tampa, Florida 33634 and includes 14,752 square feet. Stinger Systems pays $12,201 per month for this space on a lease running through March 2012. We believe this facility is adequate for the current scope of Stingers’ corporate offices.
     Stinger Systems’ production and manufacturing facility is located in Largo, Florida and includes approximately 9,200 square feet of warehouse, manufacturing, office, and storage space. The Company pays $5,332 to $5,491 per month for this space for a three year lease term. The initial lease term ends March 31, 2009, in which the Company has declined an option to renew for two additional consecutive two year terms.

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
On August 4, 2008, John Ward filed an eight-count complaint against Dennis Kaufman, Frances J. Reimer, the Company, John Doe 1 and John Doe 2 based, essentially, on a loan agreement entered into in 1992, whereby Mr. Ward loaned $30,000 to Stun Tech, Inc. Mr. Ward seeks payment of a promissory note which was the security for the loan, from all the defendants, and punitive damages against Dennis Kaufman and Frances Reimer. The Company is a defendant to the breach of contract, unjust enrichment and constructive trust counts of the complaint. Mr. Ward alleges liability against the Company based on a successor liability theory, claiming that the Company is the successor entity of Electronic Defense Technology LLC and, ultimately, of Stun Tech, Inc., the obligor of the promissory note. Mr. Ward alleges damages in the amount of $232,629.79 from the Company, comprising the principal of the note and interest from 1992. On September 18, 2008, the Company filed its answer and affirmative defenses. Discovery is on-going. The deposition of the Company’s corporate representative is scheduled for April 23, 2009, after which, the Company may move for summary judgment based on its affirmative defenses. This case is set for trial for July 20-24, 2009.
On December 30, 2007, the Company entered into an employment agreement with Ronald Bellistri to become chief executive officer of the Company, effective January 1, 2008. As a sign on bonus, Mr. Bellistri received an option to acquire 200,000 shares of common stock of the Company. Mr. Bellistri resigned in July of 2008 and on October 29, 2008, he filed a demand for arbitration against the Company. Mr. Bellistri alleges that he is due wages and stock options pursuant to his employment agreement with the Company, notwithstanding his written resignation. Mr. Bellistri has a three-count claim alleging unpaid wages, wrongful discharge and breach of contract and covenant of good faith and fair dealing. Mr. Bellistri seeks $984,000, plus punitive damages, arbitration costs and attorneys’ fees. The Company filed a counterclaim for breach of contract against Mr. Bellistri for his failure to perform the duties required in his employment agreement. The parties are currently engaged in discovery. The arbitration will be heard before a three-arbitrator panel and is set for May 12-14, 2009, in Tampa, Florida.
On January 9, 2007, Taser International, Inc. filed a complaint against Stinger Systems, Inc. that alleges patent infringement, false advertising, and patent false marking in its case, Taser International, Inc. v. Stinger Systems, Inc., in United States District Court for the District of Arizona, Case CV-07-0042-PHX-DGC. Discovery in this case closed on October 17, 2008, but Taser is seeking to reopen discovery. The Markman hearing has concluded, and the Court ruled on claims constructions for US patents 7,234,262, 6,999 295 and 7,102, 870 on February 2, 2009. Parties bearing the burden of proof must serve expert disclosures by April 3, 2009 (60 days after the Markman ruling). Rebuttal expert disclosures are due by May 3, 2009 (90 days after the Markman ruling). Expert depositions must be completed by June 17, 2009 (135 days after the Markman ruling). Dispositive Motions must be filed by August 1, 2009 (190 days after the Markman ruling). Upon resolution of all dispositive motions, the Court will set a pretrial status hearing to set the dates for the Pretrial Order, Motions in Limine, the Pretrial Conference and a firm Trial date. The Court’s full Rule 16 Scheduling Order order dated May 2, 2007 is available on line at PACER, the official web site of the U.S. Courts. All dates are subject to modification. The case is also seeking an unspecified amount of punitive damages. Absent modification or other unexpected event, the Company will incur no legal fees for its defense in this case as the Company’s attorney has agreed upon entry of appearance to act as its attorney in the case without fee. An adverse outcome in this action may have a material adverse effect on our business and results of operations.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER’S MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
     Our common stock has been quoted on the OTC Bulletin Board since February 23, 2006. The following table reflects the high and low sales information as reported on the OTCBB. The information reflects inter-dealer prices, which may or may not reflect retail mark-ups, mark-downs, or commissions and may not represent actual transactions. Also, these transactions may not be representative of all transactions during the indicated periods or the actual fair market value of our common stock at the time of such transactions due to the infrequency of trades and the limited market for our common stock. The following table presents the quarterly high and low bid information on the OTC Bulletin Board and on the electronic Pink Sheets. From November 12, 2004, until February 23, 2006, trades of common stock were reported from time to time on the electronic Pink Sheets.
     On January 17, 2009, we completed a 1-for-5 reverse stock split. The reverse stock split was approved by stockholders holding a majority of the outstanding shares of common stock by written consent on August 25, 2008. Trading of the Company’s common stock on the split-adjusted basis began prior to the market open on January 20, 2009 under the symbol “STYS.OB.” Prior to that time, the common stock traded under the symbol STIY.OB. As a result of the reverse stock split, every five shares of common stock of the Company that were issued and outstanding were converted into one share of common stock of the Company, thus reducing the number of the Company’s outstanding common stock from approximately 20.0 million shares to approximately 4.0 million shares.

2007	High	Low
First Quarter	$16.00	$2.85
Second Quarter	$16.25	$3.75
Third Quarter	$5.50	$1.65
Fourth Quarter	$5.95	$0.70

2008	High	Low
First Quarter	$7.60	$2.85
Second Quarter	$3.95	$1.85
Third Quarter	$2.50	$1.25
Fourth Quarter	$1.85	$0.55
     As of March 14, 2009, there were approximately 36 holders of record of our common stock. We have never declared or paid any cash dividends. We do not anticipate declaring or paying cash dividends for the foreseeable future. Instead, we will retain our earnings, if any, for the future operation and expansion of our business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     Stinger Systems is in the business of producing and marketing less-than-lethal electronic restraint products to law enforcement, correctional facilities, professional security and military sectors. The Company’s products include the Ice-Shield electronic immobilization riot shield and the Bandit / REACT system, an electronic immobilizing restraint. The Company’s primary focus is the Stinger S-200 EID gun and its success is largely dependent upon the commercialization of this product.
     The Company plans to mass market the new Stinger S-200 AT in the marketplace in fiscal year 2009. The Company’s ability to generate future revenues is dependent upon the overall market reception of the Stinger product line and the volume of production and sales that the Company is able to generate. It may be the case that further modifications of the Stinger product line projectile stun gun will be required.
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
     Due to the limited sales volume of its existing products, the Company reported a net loss of $21,461,378 for the year ending December 31, 2008 (net loss of $5.47 per share), a net loss of $8,348,285 for the year ending December 31, 2007 (net loss of $2.51 per share).
     At the present time, the Company does not generate sufficient revenues from its operations to pay its operating costs. Management believes that the Company will need additional outside sources of funding in the future to continue the production and promotion of its products.
     All amounts set forth in this Form 10-K have been adjusted to reflect a 1-for 5 reverse stock split completed on January 17, 2009.

Background
     The Company, after the acquisition of EDT, required funds to support current operations and to provide future working capital. All amounts in this section have been adjusted to reflect the 1-for-5 reverse stock split completed on January 17, 2009. The Company has met its financial needs through its operations and through the sales of its securities. Since September, 2004, the Company has undertaken sales of non-registered securities in a series of private transactions, including the following:
•	On September 24, 2004, the Company issued 1,950,000 shares of its common stock for 100% of EDT. The Company received 2,000,000 of its previously issued and outstanding shares for cancellation. The 1,950,000 shares were valued at $474,300, consisting of the cash and note payable to the former owners of EDT for the initial purchase of 95% of EDT in the amount of $450,000 plus the value of 100,000 shares of common stock issued for the remaining 5% of EDT valued at $24,300.

•	Between September 24, 2004 and December 31, 2004, the Company sold 644,400 shares of common stock for $10,900,000, less expense of $665,035. Specifically, the Company sold 224,400 shares of common stock for net proceeds of $400,000 in September 2004, and sold 420,000 shares of common stock for net proceeds of $9,834,965 in December 2004. As part of the sale in December 2004, the Company also issued warrants to the investors to purchase 200,000 shares of the Company’s common stock at $37.50 per share. The warrants are exercisable through September 24, 2009. The investors were also granted registration rights. The Company also issued warrants to the underwriters to acquire 40,000 shares at $37.50 per share.

•	Between September 24, 2004 and December 31, 2004, the Company issued 184,300 shares of common stock for various services received by the Company.

•	In December 2004, the Company issued 2,000 shares of its common stock as settlement of a note payable plus accrued interest in the amount of $106,943.

•	During November and December of 2004, the Company issued a total of 20,000 shares of its common stock for patents that were complimentary to its product lines. The recipient of 15,000 of the 20,000 shares issued had the right to rescind the transaction if a registration statement was not effective by the Company as of a specific date. As a result of this redeemable feature, these shares were classified as “Redeemable Common Stock” with a liquidation value of $1,387,500 (the value assigned to the stock on issuance at December 31, 2004). The Company filed a registration statement that was declared effective by the Securities and Exchange Commission on November 14, 2005 and the individual no longer had the right to rescind the transaction, so the 15,000 shares were taken out of Redeemable Common stock and shown as issued common stock.

•	On January 25, 2007, the Company and certain existing warrant holders entered into an amendment and exercise agreement pursuant to which (i) the Company reduced the exercise price of the warrants then held by the warrant holders to $3.00 per share; (ii) the warrant holders exercised all of the existing warrants at an exercise price of $3.00 per share and acquired 200,000 shares of the Company’s common stock; and (iii) the Company issued to the warrant holders new warrants to purchase up to an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $10.00 per share. The Company granted the warrant holders certain registration rights with respect to the resale of the shares issued upon exercise of the existing warrants and the shares to be issued upon exercise of the new warrants.

•	On August 3, 2007, the Company closed a private placement transaction with an institutional investor pursuant to which the Company issued and sold a senior secured convertible note in the aggregate principal amount of $3,000,000 and a warrant to purchase 2,586,207 shares of the Company’s common stock at $1.45 per share. The note is convertible into 2,149,961 shares of the Company’s common stock at a price of $1.275 per share. Under the terms of the note, the Company, at its option, may pay any portion of the interest then due on the Note in cash or may elect to issue the Investor shares of the Company’s common stock. The Warrant is exercisable immediately at a price of $1.45 per share.

•	On February 29, 2008, the Company closed a private placement transaction with an institutional investor pursuant to which the Company issued and sold a senior secured convertible note in an aggregate principal amount of $2,150,000, a warrant to purchase 3,296,377 shares of the Company’s common stock at $1.45 per share, and 250,000 shares of the Company’s Common Stock. The note is convertible into 1,686,275 shares of the Company’s common stock at a price of $1.275 per share. Under the terms of the note, the Company, at its option, may pay any portion of the interest then due on the note in cash or may elect to issue shares of the Company’s common stock. The warrant is exercisable immediately at a price of $1.45 per share.

•	On September 12, 2008, the Company closed a private placement transaction with an institutional investor pursuant to which the Company issued and sold a senior secured convertible note in an aggregate principal amount of $3,000,000, and a warrant to purchase 2,586,207 shares of the Company’s common stock at $1.45 per share The note is convertible into 2,352,941 shares of the Company’s common stock at a price of $1.275 per share. Under the terms of the note, the Company, at its option, may pay any portion of the interest then due on the note in cash or may elect to issue shares of the Company’s common stock. The warrant is exercisable immediately at a price of $1.45 per share.

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
Comparison of the Years Ended December 31, 2008 and 2007
     Revenues. Revenue increased $295,849 or 79% to $668,060 for 2008 compared to $372,211 for 2007. The increase from 2007 to 2008 was due to a new sales structure implemented in 2008.
     Cost of Goods Sold. Cost of Goods Sold increased $236,918 or 44% to 770,773 for 2008 compared to $533,855 for 2007. The decrease from 2007 to 2008 was due to increased efficiency and less waste of materials. The cost of production for 2007 and 2008 includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
     Gross Margin. Gross margin increased $58,931 or 36% to $(102,712) for 2008 compared to $(161,643) for 2007. The increase in gross margin for 2008 was principally due to an increase in sales while generating less material waste in 2008.
     Selling Expenses. Selling Expenses increased $198,883 or 84% to $434,414 for 2008 compared to $235,531 for 2007. The increase was based primarily on our new sales model and increased expenses related to our efforts to promote current products and the branding of the Stinger name.
     General and Administrative Expenses. General and Administrative (G&A) expenses increased $8,162,616 or 207% to $12,097,544 for 2008 compared to $3,934,928 for 2007. Stock option expense for 2008 increased by $8,541,126 to $8,825,508 compared to $284,382 for 2007. The increase from 2007 to 2008 was related to the grant of stock options to our employees and directors as further explained in the Notes to Financial Statements. Additionally, other operating expenses for the year ended December 31, 2008, include legal and professional fees of $851,944, insurance expense in the amount of $18,632 and other costs in the amount of $588,592 compared to legal and professional fees of $467,788, insurance expense in the amount of $14,265, and other costs in the amount of $453,313 for the year ended December 31, 2007.
     Research and Development Expenses. Research and Development (R&D) expenses decreased $105,729 or 30% to $245,080 for the year ended December 31, 2008, compared to $350,810 for the year ended December 31, 2007. The Company’s decrease in R&D expense is attributable to the advanced stages of product development, and the accumulated engineering knowledge associated with improving the design of the Stinger projectile stun gun product line. The Company expects to have ongoing research and development costs associated with future generations of the projectile stun gun product line.

     Interest Income. Interest income decreased $10,485 to $11,032 for the year ended December 31, 2008, compared to $21,517 for the year ended December 31, 2007. The decrease from 2007 to 2008 was due to a reduction in working capital.
     Net Loss. Net loss increased by $13,113,095 or 157% to $(21,461,378) or $(5.47) per common share for the year ended December 31, 2008 compared to a net loss of $(8,348,285) or $(2.51) per common share for the year ended December 31, 2007 The increase in the net loss was due primarily to incurring or a derivative liability due to the accounting for our debt and an increase in stock option expense in 2008.
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
     At December 31, 2008, we had positive working capital of approximately $541,854, including a cash balance of $699,934. This represents an increase in working capital of $522,804 from working capital of $19,050 at December 31, 2007 and a cash balance of $345,293. This increase in working capital is principally due to cash and prepaid interest on our February 2008 financing. Operating activities used cash of $3,586,795 and $3,273,714 during 2008 and 2007, respectively. The increase in the negative cash flow from operating activities for 2008, as compared to 2007, was primarily due to how the company is required to account for its notes.
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
Contractual Obligations
     The Company has entered into operating leases for headquarters and warehouse space, which runs through March 2012 and March 2009, respectively. Future minimum lease payments under operating leases are $126,284 in 2009, $146,414 in 2010, $146,414 in 2011, and $36,603 in 2012.
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

Intangible Assets
     The Company’s intangible assets consist of two pending patents and four patents for stun gun technology with a carrying value of $1,145,398 at December 31, 2008. Generally a patent has a life of 17 to 20 years. The two projectile stun gun patents were granted in 1998.
     The acquisition of EDT by EDTA was accounted for under the purchase method of accounting. Under this method, the assets acquired and the liabilities assumed were recorded at their fair values at September 24, 2004. The acquisition cost exceeded the values assigned to assets and liabilities acquired by $1,160,820. This amount was recorded as an intangible asset. Management has determined that the intangible asset value is related solely to the stun gun technology. The acquisition of the remaining 5% of EDT added another $24,300 to the stun gun intangible asset. The stun gun technology patents; #D323,870 — “The Ornamental Design for an Electronic Restraint Weapon” and #5,193,048 — “Stun Gun with Low Battery Indicator and Shutoff Timer” were acquired in the EDT Acquisition from Mr. Richard Bass and have a carrying value of $541,430.
     On November 26, 2004, the Company acquired certain patents related to the product license: patent #5,841,622 — “Remotely Activated Electrical Discharge Restraint Device Using Biceps Flexion of the Leg to Restrain” granted November 24, 1998, and patent #6,573,073 — “Method and Apparatus For Implementing A Two Projectile Electrical Discharge Weapon” granted June 10, 2003 from James F. McNulty, Jr., a non-related party in exchange for $100,000 cash and 15,000 shares of the Company’s redeemable common stock. The 15,000 shares of common stock were valued at $92.50 per share (the quoted pink sheet price on November 26, 2004). The value of the intangible asset assigned to the stun gun from this transaction was $603,969. There was no carrying value or purchase price assigned to the Band-IT design patent. The patents related to the Band-IT technology are intertwined in the stun gun technology, and is the sole purpose for which the Company purchased the original patents from the inventor. Upon acquiring the patents, the related license agreement was canceled.
     On December 4, 2004, the Company acquired 100% of the ownership interest in Questek, a California Sole Proprietorship, from Joseph Valencic, a non-related party, in exchange for $75,000 cash (which was not paid until January 6, 2005 but was included in accrued liabilities at December 31, 2004) and the issuance of 5,000 shares of the Company’s common stock. Questek’s only assets were intellectual property rights including a pending patent, trademarks and copyrights. The major asset of Questek was a pending patent on a miniature camera. Questek had no liabilities. The 5,000 shares of common stock issued were valued at $71.00 per share (the quoted pink sheet price on December 4, 2004). The camera pending patent serial no. 11/012,541 — “Weapon with Illuminator and Camera” had no carrying value at December 31, 2008.
     Stinger Systems filed pending patents; serial no. 10/975,563 — “Weapon and Input Device to Record Information” on October 27, 2004 and serial no. 10/957,301 — “Stun Gun” on September 30, 2004. These pending patents were initiated by Stinger Systems on existing Stinger technology and carry no value at December 31, 2008.
     The Company performed an impairment test in accordance with the guidance provided in SFAS 142, “Goodwill and Other Intangible Assets”, and has determined that no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets. The majority of the assets, other than cash, reported on the balance sheet at December 31, 2008 are related to intangible assets.

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
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of December 31, 2008, we have had no significant warranty claims on products sold. Once sales of our new stun gun commence, we expect to make an accrual for warranty claims based on our sales.
     Intangible Assets. We have substantial intangible assets. Our estimate of the remaining useful life of these assets and the amortization of these assets will affect our gain from operations. Since we do not have a method of quantifying the estimated number of units that may be sold we have elected to amortize these intangibles over a seven year period beginning in the first quarter of 2005.
     Embedded Derivatives. The conversion feature of the convertible note payable was accounted for as embedded derivatives and were valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are calculated and adjusted to current fair value. At December 31, 2008, the Company’s derivative valuation liability totaled $7,377,771.
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

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K have been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its principal executive and principal financial officers, to allow timely decisions regarding disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).
     The Company’s management determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective.
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
Changes in Internal Control
     Our management, including our principal executive and principal financial officers, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 and has concluded that there was no change that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information with respect to our executive officers and directors as of March 15, 2008:

Name	Age	Position
Robert F. Gruder	50	President and Chairman of the Board
Brian S. Gannon	35	Financial Controller
Andrew P. Helene	47	Director
Wells Van Pelt	61	Director
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

Wells Van Pelt — is a member of our board of directors and serves as the chairman of the audit committee and the compensation committee. He is an independent director. Mr. Van Pelt graduated from Saint Andrews Presbyterian College in Laurinburg, North Carolina. Mr. Van Pelt has 35 years of experience in the investment business while also serving on numerous boards. He has served on non-profit, for profit and governmental boards including vice-chairman of the civil service board for Charlotte, North Carolina.

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
Code of Ethics
The Company intends to adopt a Code of Ethics for all its directors, officers and employees in the near future, but has not adopted a Code as of the date hereof. When adopted, the Code will be available electronically on the Company’s website at “Investor Relations” at www.stingersystems.com or you may request a copy from the Company by writing to us at 5505 Johns Road, Suite 702, Tampa, Florida 33634.

ITEM 11. EXECUTIVE COMPENSATION
     As a “smaller reporting company”, we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to Part III, Item 11 — Executive Compensation. Under the scaled disclosure obligations, we are not required to provide Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation. Nor are we required to quantify payments due to the named executives upon termination of employment.
SUMMARY COMPENSATION TABLE
     The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2008. The Company has not entered into any employment agreements with any of the named executive officers. When setting total compensation for each of the named executive officers, the Board of Directors reviews tally sheets which show the executive’s current compensation, including equity and non-equity based compensation.
     The named executive officers were not entitled to receive payments which would be characterized as Bonus, Stock Awards, Non-Equity Incentive Plan Compensation, Change in Pension Value and Nonqualified Deferred Compensation Earnings, or All Other Compensation payments for the fiscal year ended December 31, 2008.
     Based on the fair value of equity awards granted to named executive officers in 2008 and the base salary of the named executive officers, salary accounted for approximately 4% of the total compensation of the named executive officers. The table below may reflect less than the full fiscal year salary for individuals who were not employed by the Company for the full fiscal year, and because the value of certain equity awards included below is based on the FAS 123(R) value rather than the fair value, these percentages may or may not be derived using the amounts reflected in the table below.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
Position	Year	($)	($)	($)	($) (1)	($)	Earnings ($)	($)	Total ($)
Robert F. Gruder	2008	238,004			5,397,097				5,635,101
Chief Executive Officer & Chairman	2007	250,000							250,000

Ronald Bellistri(2)	2008	43,750							43,750
Chief Executive Officer

(1)	The amounts in the Option Awards column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R) of awards pursuant to the 2005 Stock Option/Stock Bonus Plan and thus include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2007 and 2008 are included in the footnotes to the Company’s audited financial statements for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)	Ronald Bellistri’s employment with the Company was terminated on August 27, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
     The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our named executive officers as of December 31, 2008:

	Option Awards					Stock Awards
								Equity	Equity Incentive
			Equity Incentive					Incentive Plan	Plan Awards:
			Plan Awards:					Awards:	Market or
	Number of	Number of	Number of			Number of	Market Value	Number of	Payout Value of
	Securities	Securities	Securities			Shares or	of Shares or	Unearned	Unearned
	Underlying	Underlying	Underlying			Units of	Units of	Shares, Units or	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Other Rights	Other Rights
	Options (#)	Options (#)	Unearned Options	Exercise	Expiration	Have Not	Have Not	That Have Not	That Have Not
Name	Exercisable	Unexercisable	(#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested
Robert F. Gruder	800,000			$0.55	11/5/2013
	12,000			$1.00	1/11/2013
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
     There are no potential payments upon termination or change of control provided to NEO’s.

DIRECTOR COMPENSATION
     The following table sets forth information concerning the compensation earned during the last fiscal year by each individual who served as a director at any time during the fiscal year:

					Change in Pension
					Value and
	Fees		Option	Non-Equity	Nonqualified
	Earned or	Stock	Awards	Incentive Plan	Deferred	All Other
	Paid in	Awards	($)	Compensation	Compensation	Compensation
Name	Cash ($)	($)	(1)(2)	($)	Earnings ($)	($)	Total ($)
Andrew P. Helene			616,400				616,400
Wells Van Pelt			616,400				616,400
Richard “Bo” Dietl(2)			—				—
T. Yates Exley(3)			80,400				80,400

(1)	The amounts in the Option Awards column reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R) of awards pursuant to the 2005 Stock Option/Stock Bonus Plan and thus include amounts from awards granted in and prior to 2008. Assumptions used in the calculation of this amount for the fiscal year ended December 31, 2008 are included in the footnotes to the Company’s audited financial statements for the fiscal year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)	Mr. Dietl was removed from the Board on August 27, 2008.

(2)	Mr. Exley resigned from the Board on August 28, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of March 14, 2009, we had 4,001,832, as reflected by the 1-for-5 reverse split completed on January 17, 2009, shares of common stock outstanding (excluding certain options, grants and warrants), and no shares of preferred stock outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 14, 2009 by:
•	each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common stock;

•	each of our executive officers;

•	each of our current directors; and

	Amount and Nature of
Beneficial Owner	Beneficial Ownership		Percentage
Castlerigg Master Investments Ltd.
c/o Citco Fund Services (Curacao) N.V.
Kaya Flamboyan 9, PO Box 812	9,718,819	(1)	9.99%
Curaco, Netherlands, Antilles

Vicas Capital Master Fund
445 Park Avenue, 16th Floor	4,939,148	(2)	9.99%
New York, NY 10022

Robert F. Gruder
5505 Johns Road, Suite 702	1,423,550	(3)	32.3%
Tampa, FL 33634

T. Yates Exley
2239 Forrest Drive	543,800	(4)	13.3%
Charlotte, NC 28211

Julie R. Exley
2239 Forrest Drive	435,800		10.9%
Charlotte, NC 28211

Andrew Helene
5505 Johns Road, Suite 702	106,000	(5)	2.6%
Tampa, FL 33634

Wells Van Pelt	92,530	(6)	2.3%
5505 Johns Road, Suite 702
Tampa, FL 33634

All directors and executive officers as a group (3 persons)	1,622,080		35.3%

Less than one percent (1%)

(1)	Includes 9,718,819 shares of Common Stock into which the convertible notes and/or the warrants held by Castlerigg Master Investments are convertible or exercisable, as applicable. Castlerigg Master Investments holds (x) a senior secured convertible note convertible into an aggregate of 2,149,961 shares of Common Stock, (y) a convertible note convertible into an aggregate of 1,686,275 shares of Common Stock, and (z) warrants held by Castlerigg Master Investments exercisable for an aggregate of 5,882,584 shares of Common Stock. Such securities are not convertible or exercisable to the extent that their exercise would cause the holder to be the beneficial owner of more than 9.99% of the Company’s common stock.

(2)	Includes 4,939,148 shares of Common Stock into which the convertible notes and/or the warrants held by Vicas Capital Master Fund are convertible or exercisable, as applicable. Vicas Capital Master Fund holds (x) a senior secured convertible note convertible into an aggregate of 2,352,941 shares of Common Stock and (y) warrants held by Vicas Capital Master Fund exercisable for an aggregate of 2,586,207 shares of Common Stock. Such securities are not convertible or exercisable to the extent that their exercise would cause the holder to be the beneficial owner of more than 9.99% of the Company’s common stock.

(3)	Includes 412,000 shares of common stock that may be purchased upon the exercise of options.

(4)	Mr. Exley also has a potential minority beneficial interest in 27,412 shares held by Exley Management Services LLC, a company principally owned and controlled by his father. Because Mr. T. Yates Exley cannot control the disposition or the voting of the shares held in this company, they have not been allocated to him as part of his beneficial holdings. Includes approximately 88,000 shares of common stock issuable upon conversion of a convertible promissory note held in trust for the benefit of Mr. Exley’s children.

(5)	Includes 92,000 shares of common stock that may be purchased upon the exercise of options.

(6)	Includes 92,000 shares of common stock that may be purchased upon the exercise of options.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information regarding the Company’s equity compensation plans as of December 31, 2008.

		Weighted	Number of securities
	Number of securities	average	remaining available for
	to be issued upon	exercise price	future issuance under
	exercise of	of outstanding	equity compensation
	outstanding options,	options,	plans (excluding
	warrants and rights	warrants and	securities reflected in
Plan Category	(1)	rights	the first column)
Equity compensation plans approved by security holders	1,286,900	$1.73	8,713,100

Equity compensation plan not approved by security holders	—		—

Total	1,286,900	1.73	8,713,100

(1)	Represents shares of the Company’s Common Stock issuable in connection with such equity compensation plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     On September 24, 2004, EDT Acquisition LLC, a Michigan limited liability company then owned by Robert Gruder and T. Yates Exley, acquired a 95% interest in Electronic Defense Technologies, LLC, an Ohio limited liability company. The interest was acquired in exchange for $250,000 in cash and a $200,000 note payable at 4% interest due on or before March 24, 2006 from EDT Acquisition, LLC. The 95% interest in Electronic Defense Technologies, LLC together with the remaining 5% interest in the same company was then transferred on the same day to Stinger Systems in exchange for the issuance by Stinger Systems of 1,950,000 shares of Stinger Systems’ common stock. This transaction transferred control of Stinger Systems to Robert Gruder and T. Yates Exley by virtue of their ownership of EDT Acquisition LLC which held 1,850,000 common shares of Stinger Systems. Mr. Gruder serves as President and Chairman of the Board of Directors. Mr. Gruder’s portion of the shares of Stinger Systems formerly held in EDT Acquisition, LLC have been paid out of EDT Acquisition, LLC and are held by him directly. It is the responsibility of the Company’s Audit Committee to review all transactions or arrangements between our company and any of its directors, officers, principal shareholders or any of their respective affiliates, associates or related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
     The fees billed by Killman, Murrell & Company, P.C. for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for 2008 and 2007, the review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, as well as the review and consent for the Company’s other filings for 2008 and 2007 were $86,093 and $36,768, respectively.
Audit-Related Fees
     The fees billed by Killman, Murrell & Company, P.C. for professional services rendered for assurance and related services that are reasonably related to the audit of the Company’s annual consolidated financial statements for 2008 and 2007 were $0.
Tax Fees
     The fees billed by Killman, Murrell & Company, P.C. for professional services rendered for tax compliance, tax advice and tax planning for 2008 and 2007 were $0 and $3,082 respectively.
All Other Fees
     In 2008 and 2007, Killman, Murrell & Company, P.C. did not bill the Company for any services other than those described above.
Pre-Approval of Non-Audit Services
     Management may use Killman, Murrell & Company, P.C. for non-audit services that are permitted under SEC rules and regulations, provided that management obtain the Audit Committee’s approval before such services are rendered.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:
     (1) Index to Consolidated Financial Statements

Page
Number
Report of Independent Registered Public Accounting Firm Killman, Murrell & Company, P.C.	F-2
Financial Statements
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the year ended December 31, 2005 and for the Period September 24, 2004 to December 31, 2004	F-5
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2005 and for the Period September 24, 2004 to December 31, 2004	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2005 and for the Period September 24, 2004 to December 31, 2004	F-7
Notes to Consolidated Financial Statements	F-9
Pro Forma Combined Statement of Operations
     (2) Financial Statement Schedules
          Financial statement schedules are omitted because they are not required.

     (3) Exhibits
The following exhibits are filed with this Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	Amendment to Articles of Incorporation (1)

3.3	Amendment to Articles of Incorporation (9)

3.4	By-laws (1)

4.1	Specimen Common Stock Certificate of Registrant (1)

10.1	Form of Securities Purchase Agreement used in the December 2004 506 offering (1)

10.2	Form of warrant used in the December 2004 506 offering (1)

10.3	Form of Registration Rights Agreement used in the December 2004 506 offering (1)

10.4	Employment Agreement with Mr. Cuny (2)

10.5	Employment Agreement with Mr. Killoy (2)

10.6	Severance Agreement with Mr. Cuny (2)

10.7	Research Agreement — Wayne State University (2)

10.8	Independent Manufacturer's Representative Agreement (2)

10.9	Stinger Systems Distributor Agreement (2)

10.10	Settlement Agreement, Release and Covenant Not to Sue with Mr. Killoy (3)

10.11	Purchase Agreement (3)

10.12	Cancellation Agreement (3)

10.13	Agreement between Mr. McNulty and CM Partners (3)

10.14	Assignment of Inventions (3)

10.15	Patent Assignment (3)

10.16	Modification Letter Agreement with Mr. McNulty (4)

10.17	Amendment and Exercise Agreement (5)

10.18	Form of New Warrant (5)

10.19	Registration Rights Agreement used in the January 2007 offering (5)

10.20	Securities Purchase Agreement dated August 2, 2007 among Stinger Systems, Inc. and the investor party thereto(6)

10.21	Senior Secured Convertible Note dated August 3, 2007(6)

10.22	Warrant dated August 3, 2007(6)

10.23	Registration Rights Agreement dated August 3, 2007 among Stinger Systems, Inc. and the investor party thereto(6)

10.24	Security Agreement dated August 3, 2007(6)

10.25	Securities Purchase Agreement dated February 29, 2008 among Stinger Systems, Inc. and the investor party thereto(7)

10.26	Senior Secured Convertible Note dated February 29, 2008(7)

10.27	Warrant(7)

10.28	Amended and Restated Security Agreement, dated February 29, 2008(7)

10.29	Amended and Restated Senior Secured Convertible Note dated February 29, 2008(7)

10.30	Securities Purchase Agreement dated September 12, 2008 among Stinger Systems, Inc. and the investor party thereto (8)

10.31	Senior Secured Convertible Note dated September 12, 2008 (8)

10.32	Warrant (8)

10.33	Security Agreement, dated September 12, 2008 (8)

10.34	Amendment and Exchange Agreement dated September 12, 2008 (8)

10.35	Second Amended and Restated Senior Secured Note dated September 12, 2008 (8)

10.36	Amended and Restated Senior Secured Convertible Note dated September 12, 2008 (8)

10.37	Amended and Restated Warrant (8)

10.38	Letter Agreement dated September 12, 2008 between Stinger Systems, Inc. and the party thereto (8)

10.39	Letter Agreement dated September 12, 2008 between Stinger Systems, Inc. and the party thereto (8)

21.1	List of Subsidiaries (1)

31.1	Section 302 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Form S-1/A on February 8, 2005.

(2)	Previously filed as an exhibit to Form S-1/A on July 20, 2005.

(3)	Previously filed as an exhibit to Form S-1/A on September 20, 2005.

(4)	Previously filed as an exhibit to Form S-1/A on November 10, 2005.

(5)	Previously filed as an exhibit to Current Report on Form 8-K on January 26, 2007

(6)	Previously filed as an exhibit to Current Report on Form 8-K on August 3, 2007

(7)	Previously filed as an exhibit to Current Report on Form 8-K on March 3, 2008

(8)	Previously filed as an exhibit to Current Report on Form 8-K on September 15, 2008

(9)	Previously filed as an exhibit to Current Report on Form 8-K on January 23, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STINGER SYSTEMS, INC.
By:	/s/ Robert F. Gruder
Robert F. Gruder
Chief Executive Officer
Dated: April 6, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

Signature	Title	Date

/s/ Robert F. Gruder Robert F. Gruder	President and Chairman of the Board Chief Executive Officer (Principal Executive Officer)	April 6, 2009

/s/ Brian S. Gannon Brian S. Gannon	Financial Controller (Principal Financial and Accounting Officer)	April 6, 2009

/s/ Andrew P. Helene Andrew P. Helene	Director	April 6, 2009

/s/ Wells Van Pelt Wells Van Pelt	Director	April 6, 2009

Killman, Murrell & Company, P.C.
Certified Public Accountants

3300 N. A Street, Bldg. 4, Suite 200	1931 E. 37th Street, Suite 7	2626 Royal Circle
Midland, Texas 79705	Odessa, Texas 79762	Kingwood, Texas 77339
(432) 686-9381	(432) 363-0067	(281) 359-7224
Fax (432) 684-6722	Fax (432) 363-0376	Fax (281) 359-7112
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Stinger Systems, Inc.
Tampa, Florida
     We have audited the accompanying consolidated balance sheets of Stinger Systems, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stinger Systems, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.

Odessa, Texas
March 20, 2009

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2008	2007
CURRENT ASSETS
Cash	$699,934	$345,293
Accounts Receivable, net of $1,800 Allowance for Uncollectible Accounts in 2008 and 2007	75,200	81,201
Inventories, at cost	238,757	128,841
Prepaid Expenses and Other Current Assets	254,898	35,149

TOTAL CURRENT ASSETS	1,268,789	590,484
EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulate depreciation of $229,767 and $126,414 in 2008 and 2007	231,706	276,590
OTHER ASSETS, net of Accumulated
Prepaid Interest	257,373	—
Intangible Assets, net of accumulated amortization of $1,527,222 and $1,145,419 in 2008 and 2007	1,145,398	1,527,201
Other Assets	35,898	11,496

TOTAL OTHER ASSETS	1,438,669	1,538,697

TOTAL ASSETS	$2,939,164	$2,405,771

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Continued)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

	December 31,	December 31,
	2008	2007
CURRENT LIABILITIES
Accounts Payable	$417,425	$393,842
Accrued Liabilities	254,638	124,846
Capital Lease Obligation, current portion	23,571	21,445
Note Payable-Related Parties	31,250	31,250

TOTAL CURRENT LIABILITIES	726,884	571,383

Capital Lease Obligation, long-term portion	52,293	77,739
Note Payable-Convertible, net of debt discount of $5,340,001 and $1,339,763 for 2008 and 2007, respectively	2,551,199	1,339,763
Derivative Liability Associated with Convertible Note and Warrants	7,377,771	3,660,000

TOTAL LIABILITIES	10,708,147	5,648,885

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ (DEFICIT)
Preferred Stock, $0.001 Par Value, 1,000,000 Shares Authorized, None Issued	—	—
Common Stock, $0.001 Par Value, 150,000,000 Shares Authorized, 4,001,846 and 3,505,434 Shares Issued and Outstanding at December 31, 2008 and December 31, 2007, respectively,	4,002	3,506
Additional Paid-In Capital	47,259,019	30,324,006
Retained Deficit	(55,032,004)	(33,570,626)

TOTAL STOCKHOLDERS’ (DEFICIT)	(7,768,983)	(3,243,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,939,164	$2,405,771

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 2008

	December 31, 2008	December 31, 2007
SALES	$668,060	$372,212
COST OF PRODUCT SOLD	770,773	533,855

GROSS (LOSS) MARGIN	(102,713)	(161,643)
SELLING EXPENSES	434,414	235,531
GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	1,074,756	1,102,479
Other	10,292,550	1,797,869
Depreciation and Amortization	485,156	511,238
Impairment Loss	—	523,342
Research and Development	245,080	350,810

LOSS FROM OPERATIONS	(12,634,669)	(4,682,912)
INTEREST INCOME	11,031	21,517
INTEREST EXPENSE	(1,989,969)	(437,832)
VENDOR LIABILITY SETTLEMENT	—	410,942
DERIVATIVE LIABILITY EXPENSE	(6,847,771)	(3,660,000)

LOSS BEFORE INCOME TAXES	(21,461,378))	(8,348,285)
PROVISIONS FOR INCOME TAXES	—	—

NET LOSS	$(21,461,378)	$(8,348,285)

NET LOSS PER SHARE
Basic	$(5.47)	$(2.51)

Diluted	$(5.47)	$(2.51)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK EQUIVALENT SHARES OUTSTANDING
Basic	3,925,034	3,331,678

Diluted	3,925,034	3,331,678

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE TWO YEARS ENDED DECEMBER 31, 2008

	Common Stock		Additional
	Number of		Paid-In	Retained
	Shares	Par Value	Capital	Deficit	Total
Balance, December 31, 2006	15,068,500	$15,069	$25,945,830	$(25,222,341)	$738,558
Effect of 5 for 1Reverse Split	(12,054,800)	$(12,055)	$12,055	$—	$—

Balance After Effect of Reverse Split	3,013,700	$3,014	$25,957,885	$(25,222,341)	$738,558
Stock Options and Warrants Issued To Employees	—	—	837,923	—	837,923
Stock Sold to Accredited Investors	296,729	297	951,802	—	952,099
Common Stock Issued for Note Payable and Accrued Interest	194,405	194	971,833	—	972,027
Stock Issued To Employees	600	1	1,709	—	1,710
Beneficial Conversion Feature of Convertible Debt	—	—	1,602,854		1,602,854
Net Loss	—	—	—	(8,348,285)	(8,348,285)

Balance, December 31, 2007	3,505,434	$3,506	$30,324,006	$(33,570,626)	$(3,243,114)
Partial Conversion of Note to Stock	210,412	210	319,790	—	320,000
Common Stock Issued in Connection with Convertible Notes	270,000	270	1,059,480	—	1,059,750
Stock Options Issued To Employees	—	—	8,825,509	—	8,825,509
Stock Options Exercised by Employees	16,000	16	4,934	—	4,950
Termination of Registration Rights Feature of Warrants	—	—	3,130,000		3,130,000
Value of Warrant Issued in Connection with Convertible Debt	—	—	3,595,300		3,595,300
Net Loss	—	—	—	(21,461,378)	(21,461,378)

Balance, December 31, 2008	4,001,846	$4,002	$47,259,019	$(55,032,004)	$(7,768,983)

The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 2008

	For the Year	For the Year
	Ended	Ended
	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(21,461,378)	$(8,348,285)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	485,156	511,239
Stock Option Warrant Expense	8,825,509	837,923
Stock Issued for Services	—	1,710
Asset Impairment	—	523,342
Derivative Liability Associated with Convertible Notes and Warrants	6,847,771	3,660,000
Amortization of Discount on Notes Payable — Convertible	1,465,236	268,617
Changes in Operating Assets and Liabilities
Accounts Receivable	6,001	(34,223)
Inventory	(109,916)	163,585
Prepaid Expenses	164,653	6,598
Other Assets	(24,402)	—
Accounts Payable	23,583	(981,752)
Accrued Liabilities	190,992	117,532

NET CASH USED IN OPERATING ACTIVITIES	(3,586,795)	(3,273,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(58,469)	(89,167)

NET CASH USED IN INVESTING ACTIVITIES	(58,469)	(89,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Sales	—	952,099
Proceeds from issuance of Notes Payable, net of issue costs	4,018,275	2,878,000
Payment on Insurance Notes Payable	—	(235,250)
Payment on Capital Leases	(23,320)	(7,722)
Proceeds from Exercised Options	4,950	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,999,905	3,587,127

NET INCREASE (DECREASE) IN CASH	354,641	224,246
CASH BALANCE, BEGINNING OF PERIOD	345,293	121,047

CASH BALANCE, END OF PERIOD	$699,934	$345,293

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 2008

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2008	2007
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Note Payable	(320,000)	—
Additional Paid-In Capital From Conversion of Note Payable	319,790	—
Common Stock Issued for Notes Payable Conversion	210	—
Additional Paid in Capital from Termination of Reg Rights	3,130,000	—
Reduction of Derivative Liability due to Termination of Registration Rights	(3,130,000)	—
Stock Issued for Debt Discount	270	—
Additional Paid in Capital, Issued in Connection with Financing from Stock	1,059,480	—
Debt Discount from Issuance of Common Stock	(1,059,750)	—
Prepaid interest from Convertible Note	(641,775)	—
Convertible Note	641,775	—
Debt Discount from Fees Retained	(422,450)	—
Convertible Note	422,450	—
Equipment	—	(106,906)
Capital Lease Obligations	—	106,906
Note Payable	—	(900,000)
Accrued Interest	—	(72,027)
Common Stock Issued for Notes Payable Conversion	—	972
Additional Paid in Capital	—	971,055
Debt Discount on Notes Payable	(3,595,300)	(1,602,854)
Additional Paid in Capital	3,595,300	1,602,854

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$330,646	$53,845
Income Taxes	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 1: GENERAL
Nature of Business
Stinger Systems, Inc. (the “Company”) was incorporated on July 2, 1996, under the laws of the State of Nevada as United Consulting Corporation. The Company changed its name to Stinger Systems, Inc., on September 24, 2004, in connection with the following transactions. On September 24, 2004, EDT Acquisition LLC owned by two individuals acquired a 95% interest in Electronic Defense Technologies, LLC (“EDT”). This 95% interest in EDT together with the remaining 5% interest in EDT was then transferred on the same day to the Company in exchange for the issuance by the Company of 1,950,000 shares of the Company’s common stock. In connection with the transaction 2,000,000 shares of the Company’s issued and outstanding common stock were returned to the Company for cancellation. Prior to September 24, 2004, the Company had no operations.
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
DECEMBER 31, 2008
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.
Inventories
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
Raw Materials and Work-in Progress	$203,595	$99,853
Finished Goods	35,161	28,988

	$238,757	$128,841

Furniture and Equipment
Furniture and equipment are stated at cost net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from two and one half to five years. Items acquired in connection with the acquisition of EDT were recorded at estimated fair values. Gross assets included in machinery in the amount of $75,864 are held under capitalized leases. At December 31, 2008 and 2007, furniture and equipment consisted of the following:

		December 31,	December 31,
	Useful Life	2008	2007
Furniture	5 Years	$56,592	$21,825
Machinery	3 Years	294,056	286,856
Mold For Stun Gun	2.5 Years	63,670	59,556
Computers and Equipment	3 Years	47,155	34,767

		461,473	403,004
Accumulated Depreciation		(229,767)	(126,414)

		$231,706	$276,590

(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Long-Lived Assets
The Company routinely evaluates the carrying value of its long-lived assets. The Company would record an impairment loss when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. The Company recognized an impairment charge of $0 in 2008 and $523,342 in 2007.
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
DECEMBER 31, 2008
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Advertising
Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2008 and 2007, advertising costs were $63,129 and $52,989, respectively.
Research and Development Costs
The Company expenses research and development costs as incurred. During the years ended December 31, 2008 and 2007, research and development costs were $245,080 and $350,810, respectively.
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
DECEMBER 31, 2008
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Other Comprehensive Income
The Company has no material components of other income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.
Warranty Costs
The Company warrants its products against manufacturing defects for a period of one year. The Company assumed warranty coverage for products sold by EDT from September 24, 2003 thru September 24, 2004. For the period September 24, 2004 through December 31, 2008, the Company has had no warranty claims. The Company has no history of material warranty claim expenses and has not provided a liability for future warranty expense as of December 31, 2008, as it is management’s opinion that such liability is immaterial as of December 31, 2008. Once significant sales of the new stun guns commence, the Company expects to make an accrual for warranty claims based on sales.
Recent Accounting Pronouncements
In June 2008, the FASB’s issued an EITF 07-5’s clarifying the scope for the requirements for convertible debt to be treated as liabilities. This change will go into effect for fiscal year beginning January 1, 2009. EITF 07-5 responded to practice questions about whether an instrument or embedded feature is indexed to the reporting company’s own stock by establishing a framework for the determinations and by nullifying some previous requirements. One of the requirements for classifying a warrant in stockholders’ equity is that it be considered “indexed to the entity’s own stock.” A warrant that is not considered indexed to a company’s own stock must be accounted for as a liability. Management is in the process of determining the effect, if any, the adoption of 07-5 will have on the Company’s financial statement.
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The fair value of stock based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended December 31, 2008 and 2007.

	Year Ended	Year Ended
	December 31	December 31,
	2008	2007
Estimated fair value	$6.71	$6.00
Expected life (years)	3.81	18.00
Risk free interest rate	1.95%	3.37%
Volatility	181.83%	176%
Dividend yield	—	—
Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted SFAS No. 157 for our financial assets and liabilities. Management uses the fair value hierarchy of SFAS No. 157, “Fair-Value Measurements,” which gives the highest priority to quoted prices in active markets. The fair value of financial instruments is estimated based on market trading information, where available. Absent published market values for an instrument or other assets, management uses observable market data to arrive at its estimates of fair value. Management believes that the carrying amount of cash and cash equivalents, accounts receivable, accrued liabilities and long-term debt approximate far value.
SFAS No. 157 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
Level 1 Quoted prices in active markets for identical assets or liabilities.
Level 2 Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted price for identical or similar assets and liabilities in markets that are not active; or other input that are observable or can be corroborated by observable market data.
Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value Measurements at December 31, 2008 with:
	Quoted prices in
	active
	markets for	Significant other	Significant
	identical	observable inputs	unobservable
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative Liability	$7,377,221	$—	$—
Fair Value of Stock Options	8,825,508

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
Embedded Derivatives
The conversion feature of the convertible note payable and warrants issued in connection with the convertible note payable was accounted for as embedded derivatives and were valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At December 31, 2008, the Company’s derivative valuation liability totaled $7,377,771.

Embedded Derivative Liability, December 31, 2007	$3,660,000
Adjustment of Liability due to Termination of Registration Rights Agreement	(3,130,000)
Embedded Derivative Liability Expense, December 31, 2008	6,847,771
Ending Balance, December 31, 2008	$7,377,771
Reclassification
Certain reclassifications have been made to previous reported amounts, so that the prior year’s presentation is comparative with the current presentation.
NOTE 3: INTANGIBLE ASSETS
Intangible assets consist of the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Patent for Stun Gun	$2,672,620	$2,672,620
Accumulated Amortization	(1,527,222)	(1,145,419)

	$1,145,398	$1,527,201

The intangibles are amortized over the estimated life of seven years, beginning the first quarter of 2005
Estimated amortization for intangible assets is as follows:

Year	Amount
2009	381,803
2010	381,803
2011	381,792

$1,145,398

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 4: OPERATING LEASES
The Company has entered into operating leases for office and warehouse space, which runs through November of 2008 and March of 2009, respectively. Rent expense was $131,736 and $147,390 during the years ended December 31, 2008 and December 31, 2007, respectively.
The Company’s corporate office and production facility includes office space of 3,454 square feet and a warehouse production area of approximately 11,339 square feet, in which the Company pays $10,713 per month for this space on a lease running through March 2012.
The Company’s production and manufacturing facility includes approximately 9,200 square feet of warehouse, manufacturing, office, and storage space. The Company pays $5,332 to $5,491 per month for this space for a three year lease term. The initial lease term ends March 31, 2009, in which the Company has declined an option to renew for two additional consecutive two year terms.
Future minimum lease payments under operating leases as of December 31, 2008 are $126,284 in 2009 and $146,414 in 2010 and 2011 and $36,603 in 2012.
NOTE 5: EMPLOYMENT AGREEMENTS
On December 30, 2007, the Company entered into an employment agreement with Ronald Bellistri to become chief executive officer of the Company, effective January 1, 2008. As a sign on bonus, Mr. Bellistri received an option to acquire 200,000 shares of common stock of the Company. Mr. Bellistri resigned in August of 2008 and on October 29, 2008, he filed a demand for arbitration against the Company. Mr. Bellistri alleges that he is due wages and stock options pursuant to his employment agreement with the Company, notwithstanding his written resignation. Mr. Bellistri has a three-count claim alleging unpaid wages, wrongful discharge and breach of contract and convenant of good faith and fair dealing. Mr. Bellistri seeks $984,000, plus punitive damages, arbitration costs and attorneys’ fees. The Company filed a counterclaim for breach of contract against Mr. Bellistri for his failure to perform the duties required in his employment agreement. The parties are currently engaged in discovery. The arbitration will be heard before a three-arbitrator panel and is set for May 12-14, 2009, in Tampa, Florida.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 6: CAPITAL STOCK TRANSACTIONS
On January 25, 2007, the Company and certain existing warrant holders (the “Warrant Holders”) entered into an amendment and exercise agreement (the “Agreement”) pursuant to which (i) the Company reduced the exercise price of the warrants then held by the Warrant Holders (the “Existing Warrants”) to $3.00 per share; (ii) the Warrant Holders exercised all of the Existing Warrants at an exercise price of $3.00 per share and acquired 200,000 shares of the Company’s common stock; and (iii) the Company issued to the Warrant Holders new warrants (the “New Warrants”) to purchase up to an aggregate of 300,000 shares of the Company’s common stock at an exercise price of $6.00 per share.
On March 19, 2007, the Company and a certain investor entered into a Securities Purchase Agreement for the investor to subscribe and acquire 28,037 shares of the Company’s common stock at a purchase price of $5.35 per share, pursuant to the agreement. On March 28, 2007, the Company and a certain investor entered into a Securities Purchase Agreement for the investor to subscribe and acquire 18,692 shares of the Company’s common stock at a purchase price of $5.35 per share, pursuant to the agreement. On April 23, 2007, the Company and a certain investor entered into a Securities Purchase Agreement for the investor to subscribe and acquire 34,000 shares of the Company’s common stock at a purchase price of $3.00 per share, pursuant to the agreement. As a result of the August 2, 2007 financing, $931,250 of related party notes payable and related accrued interest of $72,027 were converted into 194,405 shares of common stock and was issued to the related party.
On February 29, 2008, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to the investor a senior secured convertible note (the “February Note”) in the aggregate principal amount of $2,150,000 and a warrant to purchase 600,000 shares of the Company’s common stock (the “February Warrant”). The investor also received 250,000 shares of common stock. Midtown also received 20,000 shares in connection with the financing. The investor has also converted $320,000 of the Note into 210,412 of common stock.
At December 31, 2008, the Company has 10,417,586 warrants outstanding to acquire shares of the Company’s common stock at prices ranging from $.01 to $37.50 per share.

Number of
Warrants	Exercise	Warrant
Outstanding	Price	Expiration Date
30,000	0.005	9/24/2011
34,000	1.9795	9/24/2009
40,000	37.5	12/30/2009
1,181,568	2.539	8/3/2012
170,293	3.171	8/3/2012
95,520	3.527	2/29/2013
25,000	3.6	10/22/2009
2,958,632	1.45	9/12/2013
5,882,584	1.45	3/29/2016

10,417,597

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 7: INCOME TAXES
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

	For the year Ended	For the year Ended
	December 31, 2008	December 31, 2007
Benefit for Income Taxes Computed Using the Statutory Rate of 34%	$(7,296,869)	$(2,838,419)
Difference Between Book Expense and Tax Expense of Charges for Stock Issued for Services	—	284,894
Other	3,424	63,339
Stock Option Expense	3,000,673	—
Debt Discount Amortization	356,164	—
Derivative Expense	2,328,242	1,244,400
Change in Valuation Allowance	1,608,366	1,245,786

Income Tax Benefit	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	December 31, 2008	December 31, 2007
Deferred Tax Assets
Net Operating Loss Carryforward	$6,894,848	5,447,332
Depreciation and Amortization	259,726	199,632
Loan Fee	—	(100,756)
Valuation Allowance	(7,154,574)	(5,546,208)

Net Deferred Tax Asset	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2008, the Company had net operating loss carryforwards of approximately $20,279,000 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2019. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 8: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and administrative expenses, other includes the following:

	For the Year Ended	For the Year Ended
	December 31, 2008	December 31, 2007
Legal and Professional Fees	$851,944	$467,788
Stock Option Expense	8,825,508	284,382
Value of Warrants Issued for Services	—	553,542
Insurance Expense	18,632	14,265
Other	596,466	477,892

	$10,292,550	$1,797,869

NOTE 9: NOTE PAYABLE—CONVERTIBLE
On May 15, 2007, the Company and certain investors entered into a Convertible Senior Promissory Note (“May 2007 Note”) to loan the Company $204,000 at a rate of 10% per annum. The May 2007 Note is due and payable on the earlier of May 31, 2009 or when the Company achieves revenues of $8,000,000 annually beginning June 1, 2007. This note was satisfied on August 6, 2007 and is no longer outstanding.
On August 3, 2007, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to the investor a senior secured convertible note (the “August 2007 Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 2,586,207 shares of the Company’s common at $1.45 per share (the “August 2007 Warrant”). During 2008, $320,000 of the notes was converted into 210,412 shares of common stock, and $61,200 of interest was capitalized leaving a note balance at December 31, 2008 of $2,741,200. The conversion rate of the notes, the number of shares under its warrant and the warrant price have been reset due to anti-dilution provisions of the notes. At December 31, 2008 the August 2007 Note is convertible into 2,149,961 shares of the Company’s common stock at a price of $1.275 per share. Under the terms of the August 2007 Note, the Company, at its option, may pay any portion of the interest then due on the August 2007 Note in cash or may elect to issue the investor shares of the Company’s common stock. The August 2007 Warrant (2,586,207 shares at December 31, 2008) is exercisable immediately at a price of $1.45 per share. Pursuant to the purchase agreement, the Company granted the investor certain registration rights with respect to the shares to be issued upon conversion of the August 2007 Note and upon exercise of the August 2007 Warrant. Neither the shares to be issued upon conversion of the August 2007 Note nor upon exercise of the August 2007 Warrant have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The August 2007 Note and the August 2007 Warrant were offered and sold to an accredited investor (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act. Midtown Partners & Co., LLC (“Midtown”), acted as placement agent for the offering. The Company paid Midtown a cash fee of $270,000 and issued a warrant to Midtown to purchase 170,293 shares of the Company’s common stock at an exercise price of $3.17 per share.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 9: NOTE PAYABLE—CONVERTIBLE (CONTINUED)
     On February 29, 2008, the Company closed a private placement transaction (the “February 2008 Offering”) with an institutional investor pursuant to which the Company issued and sold a senior secured convertible note (the “February 2008 Note”) in the aggregate principal amount of $2,150,000 and a warrant to purchase 3,296,377 shares of the Company’s common stock at $1.45 per share (the “February 2008 Warrant”). The Company also issued 250,000 shares of the Company’s Common stock valued at $981,250. The conversion rate of the note, the number of shares under the warrant and the warrant exercise price have been reset due to the anti-dilution provisions of the February 2008 Note. At December 31, 2008, the February 2008 Note is convertible into 1,686,275 shares of the Company’s common stock at a price of $1.275 per share. Under the terms of the February 2008 Note, the Company, may pay any portion of the interest then due on the February 2008 Note in cash or may elect to issue shares of the Company’s common stock. The February 2008 warrant, consisting of 3,296,377 shares of stock at December 31, 2008, is exercisable immediately at a price of $1.45 per share. In connection with the February 2008 Offering, the Company amended a security agreement entered into in August 2007 in connection with a prior offering and amended and restated the senior secured convertible note issued in such offering. Neither the shares to be issued upon conversion of the February 2008 Note nor upon exercise of the February 2008 Warrant nor the Shares have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. Midtown acted as placement agent for the February 2008 Offering. The Company paid Midtown a cash fee equal to $67,500 and issued to Midtown 20,000 shares of Common Stock and a warrant to purchase 95,520 shares of the Company’s common stock. The February 2008 Note, the February 2008 Warrant and the Shares were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.
     On September 12, 2008, the Company closed a private placement transaction (the “September 2008 Offering”) with an institutional investor pursuant to which the Company issued and sold a senior secured convertible note (the “September 2008 Note”) in an aggregate principal amount of $3,000,000, a warrant to purchase 2,586,207 shares of the Company’s common stock (the “September 2008 Warrant”). The September 2008 Note is convertible into 2,352,941 shares of the Company’s common stock at a price of $1.28 per share. Under the terms of the September 2008 Note, the Company, at its option, may pay any portion of the interest then due on the September 2008 Note in cash or may elect to issue shares of the Company’s common stock. The September 2008 Warrant is exercisable immediately at a price of $1.45 per share.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 9: NOTE PAYABLE—CONVERTIBLE (CONTINUED)
     Neither the shares to be issued upon conversion of the September 2008 Note nor upon exercise of the September 2008 Warrant have been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. Midtown acted as placement agent for the September 2008 Offering. The Company paid Midtown a cash fee equal to $67,500 and issued a warrant to purchase 372,414 shares of the Company’s common stock at a price of $1.45 per share. The September 2008 Note and the September 2008 Warrant were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act. All exhibits attached hereto are incorporated herein by reference.
All of the Company’s assets have been pledged as collateral for the notes described above.
The following summarizes the debt discount related to the Company’s convertible notes:

	For the Year Ended	For the Year Ended
	December 31, 2008	December 31, 2007
Balance, Beginning of Period	$1,826,854	$0
Cash Fees Paid	489,950	326,000
Fair Value of Stock Issued in Connection with Debt	1,059,750	—
Beneficial Conversion of Note	—	1,257,332
Fair Value of Warrants Issued	3,595,300	243,522

	6,971,854	1,826,854
Less: Accumulated amortization recognized As interest expense	(1,631,853)	(166,617)

	$5,340,001	$1,660,237

The unamortized debt discount is netted against the note balance in the accompanying financial statements.
     The issuable warrants and the registration rights features of the Notes issued on August 3, 2007, February 29, 2008 and September 15, 2008 were reviewed for possible embedded derivatives. Conversion features of the notes were deemed to be embedded derivatives and were accounted for as a derivative liability. At the end of each quarterly and yearly reporting dates, the value of the derivatives are evaluated and adjusted to current fair value. At December 31, 2008, the Company’s derivative valuation liability totaled $7,377,771.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 10: NOTES PAYABLE TO RELATED PARTIES
     Notes payable at December 31, 2008 consisted of one note of $31,250 to one of the major shareholders. The note bears interest at 4% per annum and is due on demand. The shareholder has the right to receive payment of the note and accrued interest in common stock of the Company at a conversion rate of $2.00 per share. As of December 31, 2008, if the shareholder demanded payment in stock, the Company would be obligated to issue 88,358 shares of common stock to one of the major shareholders.
NOTE 11: ACCRUED LIABILITIES
Accrued liabilities at December 31, 2008, and 2007 are as follows:

	2008	2007
Accrued Payroll Liabilities	$36,314	$14,434
Accrued Interest	23,037	68,827
Other Accruals	195,287	41,585

	$254,638	$124,846

NOTE 12: STOCK OPTION/STOCK BONUS PLAN
On April 14, 2005, the Company adopted the 2005 Stock Option/Bonus Plan (“Plan”). The Plan provides for options and other stock-based awards that may be granted to eligible employees, officers, consultants, and non-employee directors of the Company. The Plan was amended during 2008 to increase the allowable shares to 10,000,000. The Company has reserved 10,000,000 shares of common stock for future issuance under the Plan. As of December 31, 2008 there remain 8,713,100 shares which may be issued under the plan.
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
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 12: STOCK OPTION/STOCK BONUS PLAN (CONTINUED)
The following summarizes stock option activity under the Plan and related information as of December 31, 2008:

		Weighted Average
	Shares	Exercise Price
Outstanding beginning of year	165,500	9.70
Granted	1,543,000	7.35
Exercised	(16,000)	20.85
Cancelled	(405,600)	9.65

Outstanding end of year	1,286,900	8.60

Exercisable end of year	201,900	0.65

The following summarizes stock option activity under the Plan and related information as of December 31, 2007:

		Weighted Average
	Shares	Exercise Price
Outstanding beginning of year	161,400	16.65
Granted	92,500	2.30
Exercised	—	—
Cancelled	(88,400)	14.65

Outstanding end of year	165,500	9.70

Exercisable end of year	101,000	14.90

NOTE 13: LITIGATION
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
On August 4, 2008, John Ward filed an eight-count complaint against Dennis Kaufman, Frances J. Reimer, the Company, John Doe 1 and John Doe 2 based, essentially, on a loan agreement entered into in 1992, whereby Mr. Ward loaned $30,000 to Stun Tech, Inc. Mr. Ward seeks payment of a promissory note which was the security for the loan, from all the defendants, and punitive damages against Dennis Kaufman and Frances Reimer. The Company is a defendant to the breach of contract, unjust enrichment and constructive trust counts of the complaint. Mr. Ward alleges liability against the Company based on a successor liability theory, claiming that the Company is the successor entity of Electronic Defense Technology LLC and, ultimately, of Stun Tech, Inc., the obligor of the promissory note. Mr. Ward alleges damages in the amount of $232,630 from the Company, comprising the principal of the note and interest from 1992. On September 18, 2008, the Company filed its answer and affirmative defenses. Discovery is on-going. The deposition of the Company’s corporate representative is scheduled for April 23, 2009, after which, the Company may move for summary judgment based on its affirmative defenses. This case is set for trial for July 20-24, 2009.
On December 30, 2007, the Company entered into an employment agreement with Ronald Bellistri to become chief executive officer of the Company, effective January 1, 2008. As a sign on bonus, Mr. Bellistri received an option to acquire 200,000 shares of common stock of the Company. Mr. Bellistri resigned in July of 2008 and on October 29, 2008, he filed a demand for arbitration against the Company. Mr. Bellistri alleges that he is due wages and stock options pursuant to his employment agreement with the Company, notwithstanding his written resignation. Mr. Bellistri has a three-count claim alleging unpaid wages, wrongful discharge and breach of contract and covenant of good faith and fair dealing. Mr. Bellistri seeks $984,000, plus punitive damages, arbitration costs and attorneys’ fees. The Company filed a counterclaim for breach of contract against Mr. Bellistri for his failure to perform the duties required in his employment agreement. The parties are currently engaged in discovery. The arbitration will be heard before a three-arbitrator panel and is set for May 12-14, 2009, in Tampa, Florida.
(Continued)

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 13: LITIGATION (CONTINUED)
On January 9, 2007, Taser International, Inc. filed a complaint against Stinger Systems, Inc. that alleges patent infringement, false advertising, and patent false marking in its case, Taser International, Inc. v. Stinger Systems, Inc., in United States District Court for the District of Arizona, Case CV-07-0042-PHX-DGC. Discovery in this case closed on October 17, 2008, but Taser is seeking to reopen discovery. The Markman hearing has concluded, and the Court ruled on claims constructions for US patents 7,234,262, 6,999 295 and 7,102, 870 on February 2, 2009. Parties bearing the burden of proof must serve expert disclosures by April 3, 2009 (60 days after the Markman ruling). Rebuttal expert disclosures are due by May 3, 2009 (90 days after the Markman ruling). Expert depositions must be completed by June 17, 2009 (135 days after the Markman ruling). Dispositive Motions must be filed by August 1, 2009 (190 days after the Markman ruling). Upon resolution of all dispositive motions, the Court will set a pretrial status hearing to set the dates for the Pretrial Order, Motions in Limine, the Pretrial Conference and a firm Trial date. The Court’s full Rule 16 Scheduling Order order dated May 2, 2007 is available on line at PACER, the official web site of the U.S. Courts. All dates are subject to modification. The case is also seeking an unspecified amount of punitive damages. Absent modification or other unexpected event, the Company will incur no legal fees for its defense in this case as the Company’s attorney has agreed upon entry of appearance to act as its attorney in the case without fee. An adverse outcome in this action may have a material adverse effect on our business and results of operations.
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

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
NOTE 14: SUBSEQUENT EVENTS
All amounts set forth in this Form 10-K have been adjusted to reflect a 1-for 5 reverse stock split completed on January 17, 2009.
NOTE 15: LIQUIDITY AND CAPITAL RESOURCES
     The Company has experienced significant operating losses since its inception in 2004. The process of developing and commercializing the Company’s products requires significant research and development, engineering, testing, significant marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future while the Company introduces its Stinger product line to the marketplace. To date, revenues recognized from its current products have not been sufficient for the Company to achieve or sustain profitability. The Company believes it is unlikely that its existing cash resources will be sufficient to fund its operations for 2009 at its planned levels of research, development, sales, and marketing activities. Thus, execution of its current strategies will require it to raise additional capital through debt or equity transactions in order to finance its operations through 2009. The Company believes that additional financing may be available to it, but there can be no guarantee that financing will be available on acceptable terms or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts, or effect changes to its facilities or personnel, and its ability to operate as a going concern may be adversely impacted.