Form 10-Q
period 2009-03-31
STINGER SYSTEMS, INC
filed 2009-05-15
CIK 1306944

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 000-51822
STINGER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	30-0296398 (I.R.S. Employer Identification Number)

5505 Johns Road, Suite 702 Tampa, Florida (Address of principal executive offices)	33634 (Zip Code)
(813) 281-1061
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All amounts set forth in this Quarterly Report Form 10-Q have been adjusted to reflect a 1-for 5 reverse stock split completed on January 17, 2009. There were 4,001,832 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 15, 2009.

STINGER SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$25,261	$699,934
Accounts Receivable, net of $1,800 allowance for uncollectible accounts in 2009 and 2008	119,298	75,200
Inventories, at cost	248,795	238,757
Prepaid Expenses and Other Current Assets	220,910	254,898

TOTAL CURRENT ASSETS	614,264	1,268,789

EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulated depreciation of $266,522 and $229,767 in 2009 and 2008, respectively	305,764	231,706

OTHER ASSETS
Prepaid Interest, Long Term Asset	203,892	257,373
Intangible Assets, net of accumulated amortization of $1,622,672 and $1,527,222 in 2009 and 2008, respectively	1,049,947	1,145,398
Other Assets	35,898	35,898

TOTAL OTHER ASSETS	1,289,737	1,438,669

TOTAL ASSETS	$2,209,765	$2,939,164

See accompanying notes.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$643,710	$417,425
Accrued Liabilities	382,164	254,638
Capital Lease Obligation, current portion	24,090	23,571
Note Payable-Related Parties	31,250	31,250

TOTAL CURRENT LIABILITIES	1,081,214	726,884

Capital Lease Obligation, long-term portion	46,072	52,293
Note Payable-Convertible, net of debt discount of $5,235,319 and $5,340,001 for 2009 and 2008, respectively	2,655,881	2,551,199
Derivative Liability Associated with Convertible Note and Warrants	7,837,074	7,377,771

TOTAL LIABILITIES	11,620,241	10,708,147

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, $0.001 Par Value, 1,000,000 Shares Authorized, None Issued	—	—
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 4,001,832 and 4,001,832 Shares Issued and Outstanding at March 31, 2009 and December 31, 2008, respectively	4,002	4,002
Additional Paid-In Capital	47,259,019	47,259,019
Retained Deficit	(56,673,497)	(55,032,004)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(9,410,476)	(7,768,983)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,209,765	$2,939,164

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
REVENUES
Sales	$273,009	$182,557
Cost of Product Sold	299,325	191,916

GROSS (LOSS) MARGIN	(26,316)	(9,359)

SELLING EXPENSES	74,920	156,955

GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	250,933	287,921
Other	325,422	1,983,237
Depreciation and Amortization	132,206	120,817
Research and Development	84,763	70,096

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	793,324	2,462,071

LOSS FROM OPERATIONS	(894,560)	(2,628,385)
INTEREST INCOME	5,402	2,624
INTEREST EXPENSE	(293,032)	(190,688)
DERIVATIVE LIABILITY EXPENSE	(459,303)	(3,410,000)

LOSS BEFORE INCOME TAXES	(1,641,493)	(6,226,449)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,641,493)	$(6,226,449)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.41)	$(1.65)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	4,001,832	3,768,707

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,641,493)	$(6,226,449)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	132,206	120,817
Stock Option Expense	—	1,606,317
Amortization of Discount on Notes Payable-Convertible	104,682	191,015
Derivative Liability Associated with Convertible Note and Warrants	459,303	3,410,000
Changes in Operating Assets and Liabilities Accounts Receivable	(44,098)	(40,658)
Inventory	(10,038)	(58,926)
Prepaid Expenses	87,469	3,718
Accounts Payable	226,285	81,772
Accrued Liabilities	127,526	(30,101)

NET CASH USED IN OPERATING ACTIVITIES	(558,158)	(942,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(110,813)	(7,473)

NET CASH USED IN INVESTING ACTIVITIES	(110,813)	(7,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Capital Lease Obligation	(5,702)	(6,942)
Proceeds from the Issuance of Convertible Notes Payable, Net of $117,500 Issuance Costs and $641,775 prepaid interest	—	1,390,725

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,702)	1,383,783

NET DECREASE IN CASH	(674,673)	433,815
CASH BALANCE, BEGINNING OF PERIOD	699,934	345,293

CASH BALANCE, END OF PERIOD	$25,261	$779,108

(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
NON-CASH INVESTING AND FINANCING ACTIVITIES
Additional Paid in Capital from Termination of Registration Rights on Debt	—	3,130,000
Reduction of Derivative Liability due to Termination of Registration Rights on Debt	—	(3,130,000)
Additional Paid in Capital, Issued in Connection with Financing from Stock	—	1,059,480
Common Stock Issued for Debt Discount	—	270
Debt Discount from Issuance of Common Stock	—	(1,059,750)
Prepaid Interest from Convertible Note	—	(641,775)
Debt Discount from Fees Retained	—	(422,450)
Convertible Note	—	1,064,225
Conversion of Notes Payable to Common Stock	—	(320,000)
Common Stock Issued for Notes Payable Conversion	—	210
Additional Paid in Capital from Conversion of Notes Payable	—	319,790
Debt Discount on Notes Payable	—	(3,595,300)
Additional Paid in Capital, Issued in connection of Notes Payable	—	3,595,300
Deferred Debt Discount	—	—
Common stock	—	—
Paid-in-capital	—	—

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$1,618	$330,646

Taxes	$—	$—

See accompanying notes.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements for Stinger Systems, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2008. Operating results as of March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined by SFAS No. 131 “Disclosures About Enterprise and Related Information”, therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.
All amounts set forth in this Quarterly Report on Form 10-Q have been adjusted to reflect a 1-for 5 reverse stock split completed on January 17, 2009.
Embedded Derivatives
The conversion feature of the convertible notes payable and warrants issued by the Company in August 2007, February 2008 and September 2009 was accounted for as an embedded derivative and was valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At March 31, 2009, the Company’s derivative valuation liability totaled $7,837,074.
In conjunction with the February 29, 2008 offering, the registration rights were removed from the amended August  2007 Note. This eliminated the embedded derivative pertaining to the Warrant issued in conjunction with the August  2007 offering. The table below illustrates the effect of the removal of registration rights.

Embedded Derivative Liability, December 31, 2007	$3,660,000
Adjustment of Liability due to amended August 2007 Note	(3,130,000)
Embedded Derivative Liability Expense, December 31, 2008	6,847,771
Embedded Derivative Liability Expense, March 31, 2009	459,303

Ending Balance, December 31, 2008	$7,837,074

Reclassifications
Certain reclassifications have been made to the 2008 consolidated financial statements in order to conform to the 2009 presentation.
Loss per Share
Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share because all common share equivalents are excluded from the calculation, because their effect is anti-dilutive. The weighted average number of shares of common stock outstanding for the three month period ended March 31, 2009 and March 31, 2008 was 4,001,832 and 3,768,707, respectively. Options and warrants to purchase 11,662,486 and 3,768,707 shares of common stock were outstanding at March 31, 2009 and March 31, 2008, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

NOTE 2: USE OF ESTIMATES
The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements. Therefore, actual results could differ materially from those estimates used in the preparation of these financial statements.
NOTE 3: REVENUE RECOGNITION
The Company recognizes revenue when delivery of the product has occurred or services have been rendered, title has been transferred, the price is fixed and collectability is reasonably assured. We warrant our products against manufacturing defects for a period of one year. As of March 31, 2009, we had no significant warranty claims on products sold. Once reasonable estimates of returns of sales of our new stun gun are obtainable, we expect to make an accrual for warranty claims based on our sales.
NOTE 4: INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Raw Materials and Work-In Progress	$206,265	$203,595
Finished Goods	42,530	35,161

	$248,795	$238,757

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
SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting on January 1, 2006, without restatement of prior years. Stock options were granted at an exercise price equal to the Company’s stock price at the date of grant.
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

The Company has selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. As of March 31, 2009, the Company’s outstanding stock options have vested and therefore the Company has not recognized a stock option expense for the current quarter.
The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2009	2008
Estimated fair value	$0.70	$0.70
Expected life (years)	1.15	1.15
Risk free interest rate	1.54%	1.54%
Volatility	132.05%	140.93%
Dividend yield	—	—
NOTE 6: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and Administrative Expenses — Other includes the following:

	Three Months Ended
	March 31,
	2009	2008
Legal and Professional Fees	$186,995	$158,086
Stock Option Expense	—	1,606,317
Rent and Utilities	52,045	43,073
Other	85,285	116,592

	$325,422	$1,977,237

NOTE 7: CAPITAL LEASE OBLIGATIONS
In January 2007, the Company entered into a capital lease for a tool room mill machine in which the Company pays $631 per month for a term of four years, with the initial lease term ending on December 2010. The lease agreement contains a bargain purchase option after the initial term of the lease, at which time the Company may purchase the leased equipment for $101.
In September 2007, the Company entered into a capital lease for a tool room mill machine in which the Company pays $824 per month for a term of four years, with the initial lease term ending on August 2011. The lease agreement contains a bargain purchase option after the initial term of the lease, at which time the Company may purchase the leased equipment for $101.
In September 2007, the Company entered into a capital lease for a tool room mill machine in which the Company pays $1,111 per month for a term of five years, with the initial lease term ending August 2012. The lease agreement contains a bargain purchase option after the initial term of the lease, at which time the Company may purchase the leased equipment for $101.
NOTE 8: NOTES PAYABLE — CONVERTIBLE
On September 12, 2008, the Company closed a private placement transaction (the “September 2008 Offering”) with an institutional investor pursuant to which the Company issued and sold to the institutional investor a senior secured convertible note (the “September 2008 Note”) in an aggregate principal amount of $3,000,000 and a warrant to purchase 2,586,207 shares of the Company’s common stock (the “September 2008 Warrant”). At March 31, 2009, the September 2008 Note is convertible into 6,417,112 shares of the Company’s common stock at a price of $0.4675 per share. Under the terms of the September 2008 Note, the Company, at its option, may pay any portion of the interest then due in cash or may elect to issue shares of the Company’s common stock. The September 2008 Warrant is exercisable immediately at a price of $1.45 per share.

Neither the shares to be issued upon conversion of the September 2008 Note nor upon exercise of the September 2008 Warrant have been registered under the Securities Act of 1933(the “Securities Act”), as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. Midtown Partners & Co., LLC(“Midtown”) acted as placement agent for the September 2008 Offering. The Company paid Midtown a cash fee equal to $67,500 and issued to Midtown a warrant to purchase 372,414 shares of the Company’s common stock at a price of $1.45 per share. The September 2008 Note and the September 2008 Warrant were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.
On February 29, 2008, the Company closed a private placement transaction (the “February 2008 Offering”) with an institutional investor pursuant to which the Company issued and sold to that institutional investor a senior secured convertible note (the “February 2008 Note”) in the aggregate principal amount of $2,150,000 and a warrant to purchase 3,296,377 shares of the Company’s common stock at $1.45 per share (the “February 2008 Warrant”). The Company also issued to that institutional investor 250,000 shares of the Company’s Common stock valued at $981,250. The conversion rate of the February 2008 Note, the number of shares under the February 2008 Warrant and the February 2008 Warrant exercise price have been reset due to the anti-dilution provisions of the February 2008 Note. At March 31, 2009, the February 2008 Note is convertible into 4,598,930 shares of the Company’s common stock at a price of $0.4675 per share. Under the terms of the February 2008 Note, the Company, may pay any portion of the interest then due in cash or may elect to issue shares of the Company’s common stock. The February 2008 Warrant, consisting of 3,296,377 shares of stock at March 31, 2009, is exercisable immediately at a price of $1.45 per share. In connection with the February 2008 Offering, the Company amended a security agreement entered into in August 2007 in connection with a prior offering and amended and restated the senior secured convertible note issued in such offering. Neither the shares to be issued upon conversion of the February 2008 Note nor upon exercise of the February 2008 Warrant nor the shares issued in connection therewith have been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. Midtown acted as placement agent for the February 2008 Offering. The Company paid Midtown a cash fee equal to $67,500 and issued to Midtown 20,000 shares of Common Stock and a warrant to purchase 95,520 shares of the Company’s common stock. The February 2008 Note, the February 2008 Warrant and the Shares were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.
On August 3, 2007, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to that institutional investor a senior secured convertible note (the “August 2007 Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 2,586,207 shares of the Company’s common stock at $1.45 per share (the “August 2007 Warrant”). During 2008, $320,000 of the August 2007 Note was converted into 210,412 shares of common stock, and $61,200 of interest was capitalized leaving a balance at March 31, 2009 of $2,741,200. The conversion rate of the August 2007 Note, the number of shares under the August 2007 Warrant and the August 2007 Warrant price have been reset due to anti-dilution provisions of the notes. At March 31, 2009 the August 2007 Note is convertible into 5,863,529 shares of the Company’s common stock at a price of $0.4675 per share. Under the terms of the August 2007 Note, the Company, at its option, may pay any portion of the interest then due in cash or may elect to issue the investor shares of the Company’s common stock. The August 2007 Warrant, consisting of 2,586,207 shares at March 31, 2009, is exercisable immediately at a price of $1.45 per share. The Company granted the investor certain registration rights with respect to the shares to be issued upon conversion of the August 2007 Note and upon exercise of the August 2007 Warrant. Neither the shares to be issued upon conversion of the August 2007 Note nor upon exercise of the August 2007 Warrant have been registered under the Securities Act of 1933 and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The August 2007 Note and the August 2007 Warrant were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act. Midtown acted as placement agent for the offering. The Company paid Midtown a cash fee of $270,000 and issued Midtown a warrant to purchase 170,293 shares of the Company’s common stock at an exercise price of $3.17 per share.
All of the Company’s assets have been pledged as collateral for all of the notes described above.
The warrants and the conversion features of the August 2007 Note, the September 2008 Note and February 2009 Note were reviewed for possible embedded derivatives. The warrants and conversion features of the August 2007 Note, the September 2008 Note and February 2009 Notes were deemed to have embedded derivative features and were accounted for as such. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At March 31, 2009, the Company’s derivative valuation liability totaled $7,837,074.

NOTE 9: LIQUIDITY AND CAPITAL RESOURCES
The process of developing and commercializing the Company’s products requires significant research and development, engineering, testing, significant marketing and sales efforts, and manufacturing capabilities. Stinger Systems views the development of the S-200 as an ongoing process and has spent several years developing the S-200 AT model ECD to be more mature, both in respect to the ECD’s overall technology and creating an efficient manufacturing processes. Because only one other significant vendor makes ECD’s, the processes and best manufacturing practices could not be sourced by traditional hiring practices. The Company has incurred substantial costs to develop a sophisticated and documented methodology to completely understand every known detail related to manufacturing the ECD. Stinger Systems believes that its knowledge of manufacturing and methods of creating efficiencies for the ECD has greatly matured. The Company believes that it is at a point in which the S-200 AT can be manufactured readily and reliably at considerably less costs than in the past.
In an effort to try to maintain excellent customer relations, the Company has replaced many older model S-200’s with newer, next generation models. The result of this is reflected poorly on the Company’s gross and net margins. However, the Company believes that these efforts have created excellent relationships and references that provide the Company the ability to become competitive in the projectile ECD marketplace. Further, the Company believes that its new production efficiencies will allow the cost of goods sold to be greatly reduced, therefore allowing the Company to be more competitive on pricing, provide improved margins, or both. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future while the Company introduces its Stinger product line to the marketplace.
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
Forward-Looking Statements
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate” or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements concerning: (a) the timely development and acceptance of new products, (b) sources of supply and concentration of customers, (c) acceptance in the marketplace, establishment and expansion of our distribution channels, (d) endorsement of opinion leaders in the law enforcement community, (e) implementation risks of manufacturing automation, (f) risks associated with rapid technology change, (g) impact of media publicity, (h) dependence upon sole or limited source suppliers, (i) existing or potential lawsuits, (j) risks of governmental regulations and (k) dependence upon key employees, (l) availability of financing, and other factors detailed in the Company’s filings with the SEC. These factors should not be considered exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the SEC.
Executive Summary
     Stinger Systems is in the business of producing and marketing less-lethal electronic restraint products to law enforcement, correctional facilities, professional security and military sectors. The Company’s products include the Ice-Shield electronic immobilization riot shield and the Bandit / REACT system, an electronic immobilizing restraint. The Company’s primary focus is the Stinger S-200 Electronic Immobilization Device (EID) and the Company’s success is largely dependent upon the commercialization of this product.
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
     Stinger Systems views the development of the S-200 as an ongoing process and has spent several years developing the S-200 AT model ECD to be more mature both in respect to the ECD’s overall technology but also in best understanding efficient manufacturing processes. Because only one other significant vendor makes ECD’s, the processes and best manufacturing practices could not be sourced by traditional hiring practices. The Company has incurred substantial costs to develop a sophisticated and documented methodology to completely understand every known detail related to manufacturing the ECD. Stinger Systems now believes that its knowledge of manufacturing and methods of creating efficiencies has greatly matured. The Company strives to and now believes that it is at a point in which the S-200 AT can be manufactured readily and reliably at considerably less costs than in the past.
     In an effort to try to maintain excellent customer relations, the Company has replaced many older model S-200’s with newer, next generation models. The result of this is reflected poorly on the Company’s gross and net margins. However, the Company believes that these efforts have created excellent relationships and references that provide the Company the ability to become competitive in the projectile ECD marketplace. Further, the Company now believes that these new production efficiencies will allow the cost of goods sold to be greatly reduced, therefore allowing the Company to be more competitive on pricing, provide improved margins, or both.
Results of Operations
     Revenues. Revenue increased $90,452, or 50%, to $273,009 for the three months ended March 31, 2009 compared to $182,557 for the three months ended March 31, 2008. The increase from 2007 to 2008 was due to the Company’s new sales model and ability to receive and fill orders during 2009.
     Cost of Goods Sold. Cost of Goods Sold increased $107,409 or 56% to $299,325 for the three months ended March 31, 2009 compared to $191,916 for the three months ended March 31, 2008. The increase for the three months ended March 31, 2009 was due to increased production, and in an effort to maintain excellent customer relations, the Company’s replacement of many older model S-200’s with the next generation S-200 AT model. The cost of production for the periods ended March 31, 2009 and March 31, 2008, includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
     Gross Margin. Gross margin decreased $16,956 to $(26,316) for the three months ended March 31, 2009 compared to $(9,359) for the three months ended March 31, 2008. The decrease in gross margin was principally due to an increase in the costs of goods sold related to the Company’s replacement of many older model S-200’s with the next generation S-200 AT model, partially mitigated by an increase in revenue.
     Selling Expenses. Selling expenses decreased $82,035 to $74,920 for the three months ended March 31, 2009 compared to $156,955 for the three months ended March 31, 2008. The decrease for the three months ended March 31, 2009 was due to the restructuring of our marketing department and other related efforts to promote current products and the branding of the Stinger name.
     General and Administrative Expenses. General and Administrative (G&A) expenses decreased $1,668,746 or 68% to $793,324 for the three months ended March 31, 2009 compared to $2,462,070 for the three months ended March 31, 2008. The decrease in G&A expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is primarily due to the decrease of stock option expense and insurance expense. Additionally, other operating expenses for the three months ended March 31, 2009, include legal and professional fees of $186,995, rent and utilities expense of $52,045, stock option expense in the amount of $0, insurance expense of $1,097, and other costs in the amount of $85,285, compared to legal and professional fees of $158,086, rent and utilities expense of $43,073 stock option expense in the amount of $1,606,317, and other costs in the amount of $116,592 for the three months ended March 31, 2008.
     Research and Development Expenses. Research and Development (R&D) expenses increased $14,667 or 21% to $84,763 for the three months ended March 31, 2009, compared to $70,096 for the three months ended March 31, 2008. The Company’s increase in R&D expense is due to the costs associated with future generations of our projectile stun guns.
     Interest Income. Interest income increased $2,778 to $5,402 for the three months ended March 31, 2009, compared to $2,624 for the three months ended March 31, 2008. The increase for the three months ended March 31, 2009 to 2008 was due to an increase in working capital and higher cash balances as a result of the September 2008 offering.
     Interest Expense. Interest expense increased $102,344 to $293,032 for the three months ended March 31, 2009, compared to $190,688 for the three months ended March 31, 2008. The increase for the three months ended March 31, 2008 to 2009 was due to financing received in February and September 2008.
     Derivative Liability. Derivative liability expense decreased $2,950,697 to $459,303 for the three months ended March 31, 2009, compared to $3,044,028 for the three months ended March 31, 2008. The increase for the three months ended March 31, 2008 to 2009 was due to financing received on February 29, 2008 and September 12, 2008.
     Net Loss. Net loss decreased by $4,589,956 to $(1,641,493) or $(0.41) per common share for the three months ended March 31, 2009 compared to a net loss of $(6,226,449) or $(1.65) per common share for the three months ended March 31, 2008. The increase in the net loss was due primarily to the derivative liability expense associated with accounting for financing received during the third quarter of 2007 and during 2008.

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
     Stinger Systems views the development of the S-200 as an ongoing process and has spent several years developing the S-200 AT model ECD to be more mature, both in respect to the ECD’s overall technology and creating an efficient manufacturing process. Because only one other significant vendor makes ECD’s, the processes and best manufacturing practices could not be sourced by traditional hiring practices. The Company has incurred substantial costs to develop a sophisticated and documented methodology to completely understand every known detail related to manufacturing the ECD. Stinger Systems believes that its knowledge of manufacturing and methods of creating efficiencies for the ECO matured. The Company believes that it is at a point in which the S-200 AT can be manufactured readily and reliably at considerably less costs than in the past.
     In an effort to try to maintain excellent customer relations, the Company has replaced many older model S-200’s with newer, next generation models. The result of this is reflected poorly on the Company’s gross and net margins. However, the Company believes that these efforts have created excellent relationships and references that provide the Company the ability to become competitive in the projectile ECD marketplace. Further, the Company believes that its new production efficiencies will allow the cost of goods sold to be greatly reduced, therefore allowing the Company to be more competitive on pricing, provide improved margins, or both.
     At March 31, 2009, we had working capital of $(466,951), including a cash balance of $25,261. This represents a decrease in working capital of $1,011,834 from working capital of $544,833 at March 31, 2008 and a cash balance of $779,108. This decrease in working capital is principally due to a decrease in cash. Operating activities for the three months ended March 31, 2009 and the three months ended March 31, 2008 used cash of $558,158 and $942,495, respectively. The decrease in the negative cash flow from operating activities during the three months ended March 31, 2009, as compared to 2008 was primarily due to the decrease in our loss for the period and general timing of obligations.
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
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of March 31, 2009, we have had no significant warranty claims on products sold. Once sales of our new stun gun commence, we expect to make an accrual for warranty claims based on our sales.
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
     Embedded Derivatives. Certain features of the convertible notes payable were accounted for as embedded derivatives and were valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At March 31, 2009, the Company’s derivative valuation liability totaled $7,387,074.
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
The Company is a party in Case Number 3:04CV620K styled Taser International, Inc. v. Stinger Systems, Inc. and Robert F. Gruder, pending in the United States District Court for the Western District of North Carolina. In the suit, Taser asserts a claim for false advertising under 15 U.S.C. Section 1125(a) and seeks injunctive relief, monetary damages in an unspecified amount, trebling of damages, attorneys fees and destruction of certain advertising material. Based upon a review of the pleading, it is Stinger’s management’s opinion that Taser’s claims center around the allegation that the Stinger stun gun does not exist and therefore Stinger’s statements about its existence and capabilities are false and misleading and inasmuch as Stinger has demonstrated its Stinger stun gun on several occasions. It is Stinger’s management’s opinion that Stinger will prevail in the lawsuit. Stinger has moved to dismiss Taser’s claims, responded to the allegations and counter sued Taser for defamation. It is seeking monetary damages, punitive damages and attorney fees.
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
On December 30, 2007 the Company entered into an employment agreement with Ronald Bellistri to become an officer of the Company. Mr. Bellistri contract was structured for three years and one million stock option shares. Mr. Bellistri employment was terminated with the Company in August of 2008. In May of 2009, the Company and Mr. Bellistri reached a settlement for $50,000 payable over one year and Mr. Bellistri termination has forfeited his options.
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
     We will be devoting our capital and management efforts to the design, production and marketing of the Stinger S-200 EID. There is no assurance that our current design will meet our targeted specifications and tolerances, or that we will be able to manufacture the Stinger EID on a timely basis at a competitive price. Failure to timely resolve any design or production issues will delay the continued production of the Stinger EID. Failure to introduce the Stinger EID on a timely basis would have a material adverse effect on us and investors could lose their entire investment.
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
     During 2008, the split-adjusted closing sales price of our stock has ranged from $0.55 to $7.60. Our stock closed on March 31, 2009 at $0.50 per share. All amounts set forth in this Form 10-Q have been adjusted to reflect a 1-for 5 reverse stock split affected on January 17, 2009.
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
     All amounts set forth in this Quarterly Report Form 10-Q have been adjusted to reflect a 1-for 5 reverse stock split affected on January 17, 2009. As of March 31, 2009, we had 4,001,832 shares issued and outstanding, 28,542,057 shares of common stock that could be issued upon the exercise of options, warrants, grants and convertible securities, of which 1,244,900 shares could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
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

STINGER SYSTEMS, INC. (Registrant)
Date: May 15, 2009	/s/ Robert F. Gruder
Robert F. Gruder
President (Principal Executive Officer)

Date: May 15, 2009	/s/ Brian S. Gannon
Brian S. Gannon
Financial Controller (Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.