Form 10-Q
period 2009-06-30
STINGER SYSTEMS, INC
filed 2009-08-14
CIK 1306944

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
All amounts set forth in this Quarterly Report Form 10-Q have been adjusted to reflect a 1-for 5 reverse stock split completed on January 17, 2009. There were 4,697,945 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of August 6, 2009.

STINGER SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$33,633	$699,934
Accounts Receivable, net of $1,800 allowance for uncollectible accounts in 2009 and 2008	56,372	75,200
Inventories, at cost	169,307	238,757
Prepaid Expenses and Other Current Assets	228,704	254,898

TOTAL CURRENT ASSETS	488,016	1,268,789

EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulated depreciation of $298,091 and $229,767 in 2009 and 2008, respectively	260,880	231,706

OTHER ASSETS
Prepaid Interest, Long Term Asset	150,410	257,373
Intangible Assets, net of accumulated amortization of $1,718,123 and $1,527,222 in 2009 and 2008, respectively	954,497	1,145,398
Other Assets	24,402	35,898

TOTAL OTHER ASSETS	1,129,309	1,438,669

TOTAL ASSETS	$1,878,205	$2,939,164

See accompanying notes.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$905,263	$417,425
Accrued Liabilities	360,287	254,638
Capital Lease Obligation, current portion	24,622	23,571
Note Payable-Related Parties	31,250	31,250

TOTAL CURRENT LIABILITIES	1,321,422	726,884

Capital Lease Obligation, long-term portion	39,714	52,293
Note Payable-Convertible, net of debt discount of $5,130,637 and $5,340,001 for 2009 and 2008, respectively	2,760,563	2,551,199
Derivative Liability Associated with Convertible Note and Warrants	4,560,000	7,377,771

TOTAL LIABILITIES	8,681,699	10,708,147

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, $0.001 Par Value, 1,000,000 Shares Authorized, None Issued	—	—
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 4,697,945 and 4,001,832 Shares Issued and Outstanding at June 30, 2009 and December 31, 2008, respectively	4,298	4,002
Additional Paid-In Capital	47,391,973	47,259,019
Retained Deficit	(54,199,765)	(55,032,004)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(6,803,494)	(7,768,983)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,878,205	$2,939,164

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Sales	$192,855	$215,403	$465,865	$397,960
Cost of Product Sold	184,910	237,546	484,235	429,462

GROSS MARGIN(LOSS)	7,945	(22,143)	(18,370)	(31,502)

SELLING EXPENSES	49,150	133,500	124,070	290,455

GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	140,538	286,853	391,471	574,773
Other	175,738	1,004,160	501,160	2,987,397
Depreciation and Amortization	127,019	121,612	259,225	242,429
Research and Development	45,538	61,139	130,301	131,234

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	488,833	1,473,764	1,282,157	3,935,833

LOSS FROM OPERATIONS	(530,038)	(1,629,407)	(1,424,597)	(4,257,790)
INTEREST INCOME	—	1,308	5,401	3,932
INTEREST EXPENSE	(273,304)	(204,083)	(566,336)	(394,771)
CHANGE IN DERIVATIVE LIABILITY	3,277,075	(644,000)	2,817,771	(4,054,000)

LOSS BEFORE INCOME TAXES	2,473,733	(2,476,182)	832,239	(8,702,629)

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$2,473,733	$(2,476,182)	$832,239	$(8,702,629)

BASIC AND DILUTED EARNINGS(LOSS) PER COMMON SHARE	$0.55	$(0.62)	$0.19	$(2.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	4,523,917	3,991,346	4,300,166	3,866,052

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income(Loss)	$832,239	$(8,702,629)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	259,225	242,430
Stock Option Expense	—	2,308,591
Amortization of Discount on Notes Payable-Convertible	209,364	252,957
Derivative Liability Associated with Convertible Note	(2,817,771)	4,054,000
Changes in Operating Assets and Liabilities
Accounts Receivable	18,828	(17,953)
Inventory	69,450	(114,130)
Prepaid Expenses	277,903	47,040
Accounts Payable	487,838	218,200
Accrued Liabilities	105,649	1,817

NET CASH USED IN OPERATING ACTIVITIES	(557,275)	(1,709,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(97,498)	(12,230)

NET CASH USED IN INVESTING ACTIVITIES	(97,498)	(12,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Capital Lease Obligation	(11,528)	(12,283)
Proceeds from the Issuance of Convertible Notes Payable, Net of $117,500 Issuance Costs and $641,775 prepaid interest	—	1,390,725

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,528)	1,378,442

NET DECREASE IN CASH	(666,301)	(343,465)
CASH BALANCE, BEGINNING OF PERIOD	699,934	345,293

CASH BALANCE, END OF PERIOD	$33,633	$1,828

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Notes Payable to Common Stock	—	(320,000)
Common Stock Issued for Notes Payable Conversion	—	1,052
Additional Paid in Capital from Conversion of Notes Payable	—	318,948
Derivative Liability	—	(3,130,000)
Deferred Debt Discount	—	(2,032,500)
Common stock	—	1,350
Paid-in-capital	—	5,161,150

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$3,111	$124,783

Taxes	$—	$—

See accompanying notes.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements for Stinger Systems, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2008. Operating results as of June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
Management of the Company has determined that the Company’s operations are comprised of one reportable segment as that term is defined by SFAS No. 131 “Disclosures About Enterprise and Related Information”, and therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements.
All amounts set forth in this Quarterly Report on Form 10-Q have been adjusted to reflect a 1-for 5 reverse stock split completed on January 17, 2009.
Embedded Derivatives
The conversion feature of the convertible note payable and warrants issued in connection with the convertible note payable issued by the Company in August 2007, February 2008 and September 2009 was accounted for as an embedded derivative and was valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At June 30, 2009, the Company’s derivative valuation liability totaled $4,560,000.
Reclassifications
Certain reclassifications have been made to the 2008 consolidated financial statements in order to conform to the 2009 presentation.
Loss per Share
Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share because all common share equivalents are excluded from the calculation, because their effect is anti-dilutive. The weighted average number of shares of common stock outstanding for the three month period ended June 30, 2009 and June 30, 2008 was 4,523,917 and 3,991,346, respectively. The weighted average number of shares of common stock outstanding for the six month period ended June 30, 2009 and June 30, 2008 was 4,300,166 and 3,866,052, respectively. Options and warrants to purchase 11,662,486 and 4,107,108 shares of common stock were outstanding at June 30, 2009 and June 30, 2008, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.
NOTE 2: USE OF ESTIMATES
The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements. Therefore, actual results could differ materially from those estimates used in the preparation of these financial statements.
NOTE 3: REVENUE RECOGNITION
The Company recognizes revenue when delivery of the product has occurred or services have been rendered, title has been transferred, the price is fixed and collectability is reasonably assured. We warrant our products against manufacturing defects for a period of one year. As of June 30, 2009, we had no significant warranty claims on products sold. Once significant amounts of sales of the new model our new stun gun commence, we expect to make an accrual for warranty claims based on our sales.
NOTE 4: INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Raw Materials and Work-In Progress	$144,650	$203,595
Finished Goods	24,657	35,161

	$169,307	$238,757

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following:

June 30,
2009
(Unaudited)
Interest	$220,542
Legal Deposits	7,500
Other Deposits	662

$228,704

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
The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Estimated fair value	—	$0.68	—	$1.03
Expected life (years)	—	0.90	—	2.50
Risk free interest rate	—	3.51%	—	3.51%
Volatility	—	132.1%	—	150.0%
Dividend yield	—	—	—	—
NOTE 6: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and Administrative Expenses — Other includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Legal and Professional Fees	$69,726	$102,637	$203,715	$221,752
Stock Option Expense	—	702,274	—	2,308,591
Insurance Expense	—	43,885	1,197	97,054
Other	106,012	155,364	296,248	360,000

	$175,738	$1,004,160	$501,160	$2,987,397

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
NOTE 8: NOTES PAYABLE — CONVERTIBLE
On September 12, 2008, the Company closed a private placement transaction (the “September 2008 Offering”) with an institutional investor pursuant to which the Company issued and sold to the institutional investor a senior secured convertible note (the “September 2008 Note”) in an aggregate principal amount of $3,000,000 and a warrant to purchase 2,586,207 shares of the Company’s common stock (the “September 2008 Warrant”). At June 30, 2009, the September 2008 Note was convertible into 5,882,353 shares of the

Company’s common stock at a price of $0.51 per share. Under the terms of the September 2008 Note, the Company, at its option, may pay any portion of the interest then due in cash or may elect to issue shares of the Company’s common stock. The September 2008 Warrant is exercisable immediately at a price of $1.45 per share.
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
On February 29, 2008, the Company closed a private placement transaction (the “February 2008 Offering”) with an institutional investor pursuant to which the Company issued and sold to that institutional investor a senior secured convertible note (the “February 2008 Note”) in the aggregate principal amount of $2,150,000 and a warrant to purchase 3,296,377 shares of the Company’s common stock at $1.45 per share (the “February 2008 Warrant”). The Company also issued to that institutional investor 250,000 shares of the Company’s Common stock valued at $981,250. The conversion rate of the February 2008 Note, the number of shares under the February 2008 Warrant and the February 2008 Warrant exercise price have been reset due to the anti-dilution provisions of the February 2008 Note. At June 30, 2009, the February 2008 Note was convertible into 4,215,686 shares of the Company’s common stock at a price of $0.51 per share. Under the terms of the February 2008 Note, the Company, may pay any portion of the interest then due in cash or may elect to issue shares of the Company’s common stock. The February 2008 Warrant, consisting of 3,296,377 shares of stock at June 30, 2009, is exercisable immediately at a price of $1.45 per share. In connection with the February 2008 Offering, the Company amended a security agreement entered into in August 2007 in connection with a prior offering and amended and restated the senior secured convertible note issued in such offering. Neither the shares to be issued upon conversion of the February 2008 Note nor upon exercise of the February 2008 Warrant nor the shares issued in connection therewith have been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. Midtown acted as placement agent for the February 2008 Offering. The Company paid Midtown a cash fee equal to $67,500 and issued to Midtown 20,000 shares of Common Stock and a warrant to purchase 95,520 shares of the Company’s common stock. The February 2008 Note, the February 2008 Warrant and the Shares were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.
On August 3, 2007, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to that institutional investor a senior secured convertible note (the “August 2007 Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 2,586,207 shares of the Company’s common stock at $1.45 per share (the “August 2007 Warrant”). During 2008, $320,000 of the August 2007 Note was converted into 210,412 shares of common stock, and $61,200 of interest was capitalized leaving a balance at June 30, 2009 of $2,741,200. The conversion rate of the August 2007 Note, the number of shares under the August 2007 Warrant and the August 2007 Warrant price have been reset due to anti-dilution provisions of the notes. At June 30, 2009 the August 2007 Note was convertible into 5,374,902 shares of the Company’s common stock at a price of $0.4675 per share. Under the terms of the August 2007 Note, the Company, at its option, may pay any portion of the interest then due in cash or may elect to issue the investor shares of the Company’s common stock. The August 2007 Warrant, consisting of 2,586,207 shares at June 30, 2009, is exercisable immediately at a price of $1.45 per share. The Company granted the investor certain registration rights with respect to the shares to be issued upon conversion of the August 2007 Note and upon exercise of the August 2007 Warrant. Neither the shares to be issued upon conversion of the August 2007 Note nor upon exercise of the August 2007 Warrant have been registered under the Securities Act of 1933 and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. The August 2007 Note and the August 2007 Warrant were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act. Midtown acted as placement agent for the offering. The Company paid Midtown a cash fee of $270,000 and issued Midtown a warrant to purchase 170,293 shares of the Company’s common stock at an exercise price of $3.17 per share.
All of the Company’s assets have been pledged as collateral for all of the notes described above.
The warrants and the conversion features of the August 2007 Note, the September 2008 Note and February 2009 Note were reviewed for possible embedded derivatives. The conversion features of the August 2007 Note, the September 2008 Note and February 2009 Notes were deemed to have embedded derivative features and were accounted for as such. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At June 30, 2009, the Company’s derivative valuation liability totaled $4,560,000.
NOTE 9: LIQUIDITY AND CAPITAL RESOURCES
The process of developing and commercializing the Company’s products requires significant research and development, engineering, testing, marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future while the Company continues to introduce its Stinger product line to the marketplace. To date, revenues recognized from its current products have not been sufficient for the Company to achieve or sustain profitability. The Company believes it is unlikely that its existing cash resources will be sufficient to fund its operations at its planned levels of research, development and sales and marketing activities. Execution of the Company’s current strategies will require it to raise additional capital through debt or equity transactions in order to finance its operations in the future. The Company believes that additional financing may be available to it, but there can be no guarantee that financing will be available on acceptable terms or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts, or effect changes to its facilities or personnel, and its ability to operate as a going concern may be adversely impacted.
NOTE 10: SUBSEQUENT EVENT
On July 14, 2009, the Company closed two private placement transactions (the “July 2009 Offerings”) with two institutional investors pursuant to which the Company issued and sold to the institutional investors two senior secured convertible note (the “July 2009 Notes”) in an aggregate principal amount of $650,000 and warrants to purchase 4,062,500 shares of the Company’s common stock (the “July 2009 Warrants”). The July 2009 Notes are convertible into 3,250,000 shares of the Company’s common stock at a price of $0.20 per share. Under the terms of the July 2009 Notes, the Company, at its option, may pay any portion of the interest then due in cash or may elect to issue shares of the Company’s common stock. The July 2009 Warrants are exercisable immediately at a price of $0.20 per share. As a result of the issuance of the July 2009 Notes, the August 2007 Note, the September 2008 Note and February 2009 have all had their conversion price along with the conversion price of the warrants associated with these Notes, reset to $0.20 per share.
Neither the shares to be issued upon conversion of the July 2009 Notes nor upon exercise of the July 2009 Warrants have been registered under the Securities Act of 1933 (the “Securities Act”), as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. Midtown Partners & Co., LLC (“Midtown”) acted as placement agent for the July 2009 Offering. The Company paid Midtown a cash fee equal to $20,000 and issued to Midtown a warrant to purchase 750,000 shares of the Company’s common stock at a price of $0.20 per share. The July 2009 Notes and the July 2009 Warrants were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.

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
Forward-Looking Statements
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate” or other similar statements. Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to statements concerning: (a) the timely development and acceptance of new products, (b) sources of supply and concentration of customers, (c) acceptance in the marketplace, establishment and expansion of our distribution channels, (d) endorsement of opinion leaders in the law enforcement community, (e) implementation risks of manufacturing automation, (f) risks associated with rapid technology change, (g) impact of media publicity, (h) dependence upon sole or limited source suppliers, (i) existing or potential lawsuits, (j) risks of governmental regulations and (k) dependence upon key employees and other factors detailed in the Company’s filings with the SEC. These factors should not be considered exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the SEC.
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
Results of Operations
     Revenues. Revenue decreased $22,548 or 10% to $192,855 for the three months ended June 30, 2009 compared to $215,403 for the three months ended June 30, 2008, and increased $67,905 or 17% to $465,865 for the six months ended June 30, 2009 compared to $397,960 for the six months ended June 30, 2008. The decrease for the three months ended June 30, 2009 to 2008 was due to the Company’s ability to fill orders for the three months ended June 30, 2009. This offset the increase of revenue during the first three months of 2009 as compared to the first three months of 2008.
     Cost of Goods Sold. Cost of Goods Sold decreased $52,636 or 22% to $184,910 for the three months ended June 30, 2009 compared to $237,546 for the three months ended June 30, 2008, and increased $54,773 or 13% to $484,235 for the six months ended June 30, 2009 compared to $429,462 for the six months ended June 30, 2008. The decrease for the three months ended June 30, 2009 was due to the decrease in sales and the increase for the six months ended June 30, 2009 was due to increased production and to an inventory write-off for obsolete raw materials in our inventory. The cost of production for the periods ended June 30, 2009 and June 30, 2008, includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
     Gross Margin. Gross margin increased $30,088 to $7,945 for the three months ended June 30, 2009 compared to $(22,143) for the three months ended June 30, 2008 and increased $13,132 to $(18,370) for the six months ended June 30, 2009 compared to $(31,502) for the six months ended June 30, 2008. The increase in gross margin was principally due to reduced costs to produce our product that mitigated the costs of goods sold related to an inventory write-off for obsolete raw materials in our inventory.
     Selling Expenses. Selling expenses decreased $84,350 to $49,150 for the three months ended June 30, 2009 compared to $133,500 for the three months ended June 30, 2008 and decreased $166,385 to $124,070 for the six months ended June 30, 2009 compared to $290,455 for the six months ended June 30, 2008. The decrease for the three and six months ended June 30, 2009 was due to the restructuring of our sales model and other related efforts to promote current products and the branding of the Stinger name.
     General and Administrative Expenses. General and Administrative (G&A) expenses decreased $984,931 or 67% to $488,833 for the three months ended June 30, 2009 compared to $1,473,764 for the three months ended June 30, 2008 and decreased $2,653,676 to $1,282,157 for the six months ended June 30, 2009 compared to $3,935,833 for the six months ended June 30, 2008. The decrease in G&A expenses for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 is primarily due to the decrease of stock option expense and insurance expense. Additionally, other operating expenses for the three months ended June 30, 2009, include legal and professional fees of $69,726 and other costs in the amount of $106,012, compared to legal and professional fees of $102,637, stock option expense in the amount of $702,274, insurance expense of $43,885 and other costs in the amount of $153,489 for the three months ended June 30, 2008. Other operating expenses for the six months ended June 30, 2009, include legal and professional fees of $203,715, insurance expense of $1,197, and other costs in the amount of $296,248, compared to legal and professional fees of $221,752, stock option expense in the amount of $2,308,591, insurance expense of $97,054, and other costs in the amount of $360,000 for the six months ended June 30, 2008.
     Research and Development Expenses. Research and Development (R&D) expenses decreased $15,601 or 26% to $45,538 for the three months ended June 30, 2009, compared to $61,139 for the three months ended June 30, 2008 and decreased $933 or 1% to $130,301 for the six months ended June 30, 2009 compared to $131,234 for the six months ended June 30, 2008. The Company’s decrease in R&D expense is attributable to costs associated with future generations of the projectile stun gun while the small decrease for the six months ended is due to the advanced stage of development in comparison to last year.
     Interest Income. Interest income decreased $1,308 to $0 for the three months ended June 30, 2009, compared to $1,308 for the three months ended June 30, 2008 and increased $1,470 to $5,401 for the six months ended June 30, 2009 compared to $3,932. The decrease for the three and six months ended June 30, 2008 to 2009 was due to an decrease in working capital and decrease in cash balances.
     Interest Expense. Interest expense increased $69,221 to $273,304 for the three months ended June 30, 2009, compared to $204,083 for the three months ended June 30, 2008 and increased $171,565 to $566,336 for the six months ended June 30, 2009 compared to

$394,771 for the six months ended June 30, 2008. The increase for the three and six months ended June 30, 2008 to 2009 was due to financing received on September 15, 2008.
     Net Income. Net income increased by $4,949,915 to $2,473,733 or $0.55 per common share for the three months ended June 30, 2009 compared to a net loss of $(2,476,182) or $(0.62) per common share for the three months ended June 30, 2008 and increased $9,534,868 to $832,239 or $0.19 per common share for the six months ended June 30, 2009 compared to a net loss of $(8,702,629) or $(2.25) per common share for the six months ended June 30, 2008. The increase in the net income was due primarily to the change in derivative liability associated with accounting for financing received during the third quarter of 2007 and the first quarter of 2008 and the third quarter of 2009.
Liquidity and Capital Resources
     The process of developing and commercializing the Company’s products requires significant research and development, engineering, testing, marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future while the Company continues to introduce its Stinger product line to the marketplace. To date, revenues recognized from its current products have not been sufficient for the Company to achieve or sustain profitability. The Company believes it is unlikely that its existing cash resources will be sufficient to fund its operations for 2009 at its planned levels of research, development and sales and marketing activities. Thus, execution of our current strategies will require us to raise additional capital through debt or equity transactions in order to finance its operations through 2009. The Company is not certain that additional financing will be available to it, or that financing will be available on acceptable terms. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts, or effect changes to its facilities or personnel, and its ability to operate as a going concern may be adversely impacted.
     At June 30, 2009, we had working capital of $(833,406), including a cash balance of $33,633. This represents a decrease in working capital of $1,375,311 from working capital of $541,905 at June 30, 2008 and a cash balance of $699,934. This decrease in working capital is principally due to a decrease in cash. Operating activities for the six months ended June 30, 2009 and the six months ended June 30, 2008 used cash of $557,275 and $1,709,677, respectively. The decrease in cash flow from operating activities during the three months ended June 30, 2009, as compared to 2008 was primarily due to the decrease in our derivative liability and the stock option expense as computed for the six months ended June 30, 2009.
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
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of June 30, 2009, we have had no significant warranty claims on products sold. Once significant sales of our new model stun gun commence, we expect to make an accrual for warranty claims based on our sales.

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
     Common Stock Issued for Goods and Services. We have issued our common stock for intangible assets and services received or to be received. The values assigned to such stock issuances effects the amount of recorded assets and the amount of recorded expenses. For stock issued before November 12, 2004 (the Company’s common stock began trading on the Pink Sheets on November 12, 2004), we assigned a value of $0.36 to $0.40 per share, which approximates the cash received per share for shares sold on September 24, 2004. For shares issued after November 12, 2004, we assigned the closing value quoted on the OTC Bulletin Board or on the Pink Sheets as the amount of the recorded asset or expenditure. From May 2005 until November 2005, we incurred $145,000 per month of liquidated damages as part of the registration rights agreement from the December 2004 financing.
     Purchase Accounting. Our purchase accounting policy is to record any acquisitions in accordance with current accounting pronouncements and allocate the purchase price to the net assets. We evaluate the fair market values of tangible and intangible assets based on current market conditions, and financial and economic factors. Intangible assets are valued using several cash flow projection models and financial models to establish a baseline for their respective valuations. We valued our acquisition of the stun gun technology based on the competitive advantage the technology provides. These competitive advantages are analyzed in relation to the current market and may include valuation techniques, such as the cost to develop the technology, the cost of designing around the claims of an existing patent held by a third party or technology, comparable transactions of like-kind patents or technology, and discounted cash flows of future incremental profits that may be generated. We valued our intangible assets, including our stun gun technology, utilizing the aforementioned techniques. We valued our stun gun technology by comparing current competitor’s revenue and assumed a 10% market penetration of this revenue. We also assumed a factor for the increase in the general use of this stun gun technology, the estimated economic life of this current technology of approximately seven years, and the anticipated profit margins that we believed was achievable. Our policy is to expense in-process research and development costs at acquisition.
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
     Embedded Derivatives. Certain features of the convertible notes payable were accounted for as embedded derivatives and were valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At June 30, 2009, the Company’s derivative valuation liability totaled $4,560,000.
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
     Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with United States generally accepted accounting principles, we have not capitalized the value of this intellectual property on our balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding disclosures. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
On August 4, 2008, John Ward filed an eight-count complaint against Dennis Kaufman, Frances J. Reimer, the Company, John Doe 1 and John Doe 2 based, essentially, on a loan agreement entered into in 1992, whereby Mr. Ward loaned $30,000 to Stun Tech, Inc. Mr. Ward seeks payment of a promissory note which was the security for the loan, from all the defendants, and punitive damages against Dennis Kaufman and Frances Reimer. The Company is a defendant to the breach of contract, unjust enrichment and constructive trust counts of the complaint. Mr. Ward alleges liability against the Company based on a successor liability theory, claiming that the Company is the successor entity of Electronic Defense Technology LLC and, ultimately, of Stun Tech, Inc., the obligor of the promissory note. Mr. Ward alleges damages in the amount of $232,630 from the Company, comprising the principal of the note and interest from 1992. On September 18, 2008, the Company filed its answer and affirmative defenses. Discovery is on-going. The deposition of the Company’s corporate representative was held on April 23, 2009, after which, the Companyfiled for summary judgment based on its affirmative defenses. This case is set for trial for September 16, 2009.
On January 9, 2007, Taser International, Inc. filed a complaint against Stinger Systems, Inc. that alleges patent infringement, false advertising, and patent false marking in its case, Taser International, Inc. v. Stinger Systems, Inc., in United States District Court for the District of Arizona, Case CV-07-0042-PHX-DGC. Discovery in this case is closed. Expert depositions are completed. The Court’s full Rule 16 Scheduling Order dated May 2, 2007 is available on line at PACER, the official web site of the U.S. Courts. All dates are subject to modification. The case is also seeking an unspecified amount of punitive damages. Absent modification or other unexpected event, the Company will incur no legal fees for its defense in this case as the Company’s attorney has agreed upon entry of appearance to act as its attorney in the case without fee. However, out of state attorney’s fees will occur for representing in the state of Arizona where the case was filed. An adverse outcome in this action may have a material adverse effect on our business and results of operations. The company has filed for summary judgment.
The Company has been responding to an investigation by the Securities and Exchange Commission (“SEC”), which commenced in December 2004. In connection with the investigation, the Company received a “Wells Notice” from the SEC indicating that the staff intends to recommend that the SEC institute an action against the Company, alleging that the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 5(a), 5(c), and 17(a) of the securities Act of 1933. The proposed allegations relate to purported representations that the Company made about one of the Company’s products regarding when the Company would be shipping the product, the product’s status with the Bureau of Alcohol, Tobacco, and Firearms, the performance of the product, and where the Company’s stock was trading. The allegations further related to the lack of registration for sales of stock in late 2004, made by three individuals who were not officers, directors, or employees of the Company. Under the Wells process established by the SEC, the Company has been provided an opportunity to respond in writing before the staff makes a formal recommendation to the SEC regarding any action. On May 1, 2008, the SEC announced that the Honorable Willis B. Hunt, United States District Judge for the Northern District of Georgia, entered a Final Judgment as to Defendant Stinger Systems, Inc. The Company was enjoined from future violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Company consented to the entry of the final judgment without admitting or denying any of the allegations of the Commission’s Complaint. The Complaint, filed on January 28, 2008, alleged that from October 2004 through March 2005, the Company and its president, Robert F. Gruder, made a series of fraudulent material misrepresentations and omissions regarding the Company’s “flagship” stun gun product. According to the Complaint, the misrepresentations consisted of press releases and direct mailings to thousands of law enforcement officers and agencies, suggesting that Stinger was manufacturing, selling and shipping its stun gun. In fact, the product was still in the development phase. The Complaint further alleged that the misrepresentations consisted of statements on the Company’s website and/or in industry publications that indicated the Company’s stock was trading on NASDAQ, when in fact it was not. The Complaint also alleged that the Company and Mr. Gruder misrepresented that the Bureau of Alcohol, Tobacco and Firearms (“ATF”) certified the Company’s stun gun, even though the ATF offered no such certification. According to the Complaint, these misrepresentations caused a spike in the trading volume and price for the Company’s shares once it began publicly trading in November 2004. The charges in the Complaint against Mr. Gruder have not been settled and a judgment adverse to Mr. Gruder could jeopardize our business operations and exhaust the Company’s cash reserve, which may result in investors losing their entire investment.

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
     Since beginning operations in September 2004, we have sustained substantial operating losses. At the present time, we do not generate sufficient revenues to support our operating expenses. We expect to have ongoing costs associated with the process of developing and commercializing the Company’s products, including significant research and development, engineering, testing, marketing and sales efforts, and manufacturing capabilities. These activities, together with the Company’s general and administrative expenses, require significant investments and are expected to continue to result in operating losses for the foreseeable future while the Company introduces its Stinger product line to the marketplace. If adequate funds are not available to fund these activities, the Company may be required to delay, reduce the scope of or eliminate its research and development programs, reduce its commercialization efforts, or effect changes to its facilities or personnel, and its ability to operate as a going concern may be adversely impacted.
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
     We will be devoting our capital and management efforts to the design, production and marketing of the Stinger S-200 EID. There is no assurance that our current design will meet our targeted specifications and tolerances, or that we will be able to manufacture the Stinger EID on a timely basis at a competitive price. Additionally, both the original mold for the Stinger stun gun and the mold for the ammunition needed to be redesigned to provide better fit and allow for mass production on an economical basis. Any failure to timely resolve these issues will delay the production of the Stinger EID. Failure to introduce the Stinger EID on a timely basis would have a material adverse effect on us and investors could lose their entire investment.
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
     On January 9, 2007, Taser International, Inc. filed a complaint against Stinger Systems, Inc. that alleges patent infringement, false advertising, and patent false marking in its case, Taser International, Inc. v. Stinger Systems, Inc., in United States District Court for the District of Arizona, Case CV-07-0042-PHX-DGC. Discovery in this case is closed. Expert depositions are completed. The Court’s full Rule 16 Scheduling Order dated May 2, 2007 is available on line at PACER, the official web site of the U.S. Courts. All dates are subject to modification. The case is also seeking an unspecified amount of punitive damages. Absent modification or other unexpected event, the Company will incur no legal fees for its defense in this case as the Company’s attorney has agreed upon entry of appearance to act as its attorney in the case without fee. However, out of state attorney’s fees will occur for representing in the state of Arizona where the case was filed. An adverse outcome in this action may have a material adverse effect on our business and results of operations. The company has filed for summary judgment.
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
     Our common stock is traded only on the OTC Bulletin Board and the Pink Sheets. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be different than might otherwise prevail if our common stock was quoted or traded on a national securities exchange such as the New York Stock Exchange, NASDAQ or the NYSE Amex Equities.
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
     During 2008, the split-adjusted closing sales price of our stock ranged from $0.55 to $7.60. Our stock closed on June 30, 2009 at $0.60 per share. All amounts set forth in this Form 10-Q have been adjusted to reflect a 1-for 5 reverse stock split affected on January 17, 2009.
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
     In addition to the penny stock rules described above, FINRA (Financial Industry Regulatory Authority) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.
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
     All amounts set forth in this Quarterly Report Form 10-Q have been adjusted to reflect a 1-for 5 reverse stock split affected on January 17, 2009. As of June 30, 2009, we had 4,697,945 shares issued and outstanding, 27,135,427 shares of common stock that could be issued upon the exercise of options, warrants, grants and convertible securities, of which 1,244,900 shares could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
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

STINGER SYSTEMS, INC. (Registrant)
Date: August 14, 2009	/s/ Robert F. Gruder
Robert F. Gruder
President (Principal Executive Officer)

Date: August 14, 2009	/s/ Brian S. Gannon
Brian S. Gannon
Financial Controller (Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.