Form 10-Q
period 2009-09-30
STINGER SYSTEMS, INC
filed 2009-11-13
CIK 1306944

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51822
STINGER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	30-0296398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5505 Johns Road, Suite 702 Tampa, Florida	33634
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
All amounts set forth in this Quarterly Report Form 10-Q have been adjusted to reflect a 1-for 5 reverse stock split completed on January 17, 2009. There were 4,697,945 shares outstanding of the issuer’s common stock, par value $0.001 per share, as of November 12, 2009.

STINGER SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$19,545	$699,934
Accounts Receivable, net of $1,800 allowance for uncollectible accounts in 2009 and 2008	68,511	75,200
Inventories, at cost	183,030	238,757
Prepaid Expenses and Other Current Assets	213,925	254,898

TOTAL CURRENT ASSETS	485,011	1,268,789

EQUIPMENT AND FURNITURE
Equipment and Furniture, net of accumulated depreciation of $329,040 and $229,767 in 2009 and 2008, respectively	234,037	231,706

OTHER ASSETS
Prepaid Interest, Long Term Asset	119,501	257,373
Intangible Assets, net of accumulated amortization of $1,813,574 and $1,527,222 in 2009 and 2008, respectively	859,046	1,145,398
Other Assets	24,402	35,898

TOTAL OTHER ASSETS	1,002,949	1,438,669

TOTAL ASSETS	$1,721,997	$2,939,164

See accompanying notes.
(Continued)

STINGER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES
Accounts Payable	$830,034	$417,425
Accrued Liabilities	366,736	254,638
Capital Lease Obligation, current portion	25,164	23,571
Note Payable-Related Parties	31,250	31,250

TOTAL CURRENT LIABILITIES	1,253,184	726,884

Capital Lease Obligation, long-term portion	33,216	52,293
Note Payable-Convertible, net of debt discount of $5,032,955 and $5,340,001 for 2009 and 2008, respectively	2,907,605	2,551,199
Derivative Liability Associated with Convertible Note and Warrants	6,200,000	7,377,771

TOTAL LIABILITIES	10,394,005	10,708,147

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock, $0.001 Par Value, 1,000,000 Shares Authorized, None Issued	—	—
Common Stock, $0.001 Par Value, 50,000,000 Shares Authorized, 4,697,945 and 4,001,832 Shares Issued and Outstanding at September 30, 2009 and December 31, 2008, respectively	4,698	4,002
Additional Paid-In Capital	49,505,793	47,259,019
Retained Deficit	(58,182,499)	(55,032,004)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(8,672,008)	(7,768,983)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,721,997	$2,939,164

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Sales	$254,219	$118,401	$720,084	$516,362
Cost of Product Sold	223,036	118,931	707,271	548,393

GROSS MARGIN(LOSS)	31,183	(530)	12,813	(32,031)

SELLING EXPENSES	60,829	57,165	184,899	347,620

GENERAL AND ADMINISTRATIVE EXPENSES
Employee Salaries	151,075	215,096	542,546	789,870
Other	1,701,719	914,485	2,202,889	3,901,882
Depreciation and Amortization	126,400	120,510	385,625	362,939
Research and Development	48,432	25,082	178,733	156,316

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	2,027,626	1,275,173	3,309,793	5,211,007

LOSS FROM OPERATIONS	(2,057,272)	(1,332,868)	(3,481,879)	(5,590,658)
INTEREST INCOME	—	17,060	5,401	20,992
INTEREST EXPENSE	(285,451)	(244,881)	(851,788)	(639,652)
CHANGE IN DERIVATIVE LIABILITY	(1,640,000)	(11,558,974)	1,177,771	(15,612,974)

LOSS BEFORE INCOME TAXES	(3,987,723)	(13,119,663)	(3,150,495)	(21,822,292)

PROVISION FOR INCOME TAXES	—	—	—	—

NET (LOSS) GAIN	$(3,982,723)	$(13,119,663)	$(3,150,495)	$(21,822,292)

BASIC AND DILUTED (LOSS) PER COMMON SHARE	$(0.85)	$(3.28)	$(0.71)	$(5.59)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and Diluted	4,697,945	4,001,596	4,419,500	3,906,791

See accompanying notes.

STINGER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income(Loss)	$(3,150,495)	$(21,822,292)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	385,625	362,939
Stock Option Expense	1,260,220	2,642,356
Stock Issued for Services	204,000	—
Amortization of Discount on Notes Payable-Convertible	410,094	377,092
Derivative Liability Associated with Convertible Note	(1,177,771)	15,612,974
Changes in Operating Assets and Liabilities
Accounts Receivable	6,689	50,408
Inventory	55,727	(104,000)
Prepaid Expenses	323,591	47,040
Accounts Payable	412,609	108,685
Accrued Liabilities	112,098	89,965

NET CASH USED IN OPERATING ACTIVITIES	(1,157,613)	(2,634,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(101,604)	(12,230)

NET CASH USED IN INVESTING ACTIVITIES	(101,604)	(12,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	—	1,200
Proceeds from the Sale of Common Stock	—	—
Payments on Capital Lease Obligation	(17,484)	(17,741)
Proceeds from the Issuance of Convertible Notes Payable, Net of Issuance Costs and Prepaid Interest	596,312	4,380,995

NET CASH PROVIDED BY FINANCING ACTIVITIES	578,828	4,364,454

NET DECREASE IN CASH	(680,389)	1,717,391
CASH BALANCE, BEGINNING OF PERIOD	699,934	345,293

CASH BALANCE, END OF PERIOD	$19,545	$2,062,684

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Notes Payable to Common Stock	—	(320,000)
Common Stock Issued for Notes Payable Conversion	—	1,052
Additional Paid in Capital from Conversion of Notes Payable	—	318,948
Derivative Liability	—	(3,130,000)
Deferred Debt Discount	(650,000)	(2,032,500)
Common stock	—	1,350
Paid-in-capital	650,000	5,161,150

	$—	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash Paid During the Year For:
Interest	$3,586	$184,895

Taxes	$—	$—

See accompanying notes.

STINGER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: BASIS OF PRESENTATION
ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements for Stinger Systems, Inc. (the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2008. Operating results as of September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
Management of the Company has determined that the Company’s operations are comprised of one reportable segment, and therefore, no separate segment disclosures have been included in the accompanying notes to the financial statements. This is referred to as the management approach. The management approach facilitates consistent descriptions of a public entity in its annual report and various other published information. It focuses on financial information that a public entity’s decision makers use to make decisions about the public entity’s operating matters.
All amounts set forth in this Quarterly Report on Form 10-Q have been adjusted to reflect a 1-for 5 reverse stock split completed on January 17, 2009.
Embedded Derivatives
The conversion feature of the convertible note payable and warrants issued in connection with the convertible note payable issued by the Company in August 2007, February 2008, September 2008 and July 2009 was accounted for as an embedded derivative and was valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At September 30, 2009, the Company’s derivative valuation liability totaled $6,200,000.
Reclassifications
Certain reclassifications have been made to the 2008 consolidated financial statements in order to conform to the 2009 presentation.
Loss per Share
Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share because all common share equivalents are excluded from the calculation, because their effect is anti-dilutive. The weighted average number of shares of common stock outstanding for the three month period ended September 30, 2009 and September 30, 2008 was 4,697,945 and 4,001,596, respectively. The weighted average number of shares of common stock outstanding for the nine month period ended September 30, 2009 and September 30, 2008 was 4,419,500 and 3,906,791, respectively. Options and warrants to purchase 22,490,986 and 9,864,059 shares of common stock were outstanding at September 30, 2009 and September 30, 2008, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.
NOTE 2: USE OF ESTIMATES
The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements. Therefore, actual results could differ materially from those estimates used in the preparation of these financial statements.

NOTE 3: REVENUE RECOGNITION
The Company recognizes revenue when delivery of the product has occurred or services have been rendered, title has been transferred, the price is fixed and collectability is reasonably assured. We warrant our products against manufacturing defects for a period of one year. As of September 30, 2009, we had no significant warranty claims on products sold. Once significant amounts of sales of the new model our new stun gun commence, we expect to make an accrual for warranty claims based on our sales.
NOTE 4: INVENTORIES
Inventories are stated at the lower of average cost or market. Inventories consisted of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Raw Materials and Work-In Progress	$148,520	$203,595
Finished Goods	34,510	35,161

	$183,030	$238,757

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets include the following:

September 30,
2009
(Unaudited)
Interest	$205,763
Legal Deposits	7,500
Other Deposits	662

$213,925

NOTE 5: STOCK BASED COMPENSATION
Effective January 1, 2006, the Company measures and recognizes compensation expense for all stock-based awards made to employees and directors, including stock option grants, based on estimated fair values.
Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations. Stock options were granted at an exercise price equal to the Company’s stock price at the date of grant.
We maintain the 2005 Stock Option/Stock Bonus Plan (the “Plan”) for employees, outside directors and consultants. At September 30, 2009, 7,811,900 options were outstanding under the Plan with exercise prices ranging from $0.35 to $40.25 per share. The requisite service periods for the options to vest vary from one month to two years and the options expire five years from the date of grant. At September 30, 2009, 2,739,100 shares remained available for grant, including forfeitures.
The fair value of the stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Estimated fair value	$0.33	$0.20	$0.33	$0.64
Expected life (years)	4.60	3.33	4.60	2.33
Risk free interest rate	2.09%	2.08%	2.09%	2.38%
Volatility	185.68%	137.83%	185.68%	136.9%
Dividend yield	—	—	—	—

NOTE 6: GENERAL AND ADMINISTRATIVE EXPENSES, OTHER
General and Administrative Expenses — Other includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Legal and Professional Fees	$337,667	$238,087	$541,382	$459,838
Stock Option Expense	1,260,220	333,765	1,260,220	2,642,356
Insurance Expense	5,186	7,435	12,546	12,797
Other	98,646	335,198	388,741	786,891

	$1,701,719	$914,485	$2,202,889	$3,901,882

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
NOTE 8: NOTES PAYABLE — CONVERTIBLE
On July 14, 2009, the Company closed two private placement transactions (the “July 2009 Offerings”) with two institutional investors pursuant to which the Company issued and sold to the institutional investors two senior secured convertible notes (the “July 2009 Notes”) in an aggregate principal amount of $650,000 and warrants to purchase 4,062,500 shares of the Company’s common stock (the “July 2009 Warrants”). The July 2009 Notes are convertible into 3,250,000 shares of the Company’s common stock at a price of $0.20 per share. Under the terms of the July 2009 Notes, the Company, at its option, may pay any portion of the interest then due in cash or may elect to issue shares of the Company’s common stock. The July 2009 Warrants are exercisable immediately at a price of $0.20 per share. As a result of the issuance of the July 2009 Notes, the August 2007 Note, the September 2008 Note and February 2009 have all had their conversion price along with the conversion price of the warrants associated with these Notes, reset to $0.20 per share.
Neither the shares to be issued upon conversion of the July 2009 Note nor upon exercise of the July 2009 Warrant have been registered under the Securities Act of 1933 (the “Securities Act”), as amended, and may not be offered or sold in the absence of an effective registration statement or exemption from the registration requirements. Midtown Partners & Co., LLC (“Midtown”) acted as placement agent for the July 2009 Offering. The Company paid Midtown a cash fee equal to $20,000 and issued to Midtown a warrant to purchase 750,000 shares of the Company’s common stock at a price of $0.20 per share. The July 2009 Note and the July 2009 Warrant were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.
On September 12, 2008, the Company closed a private placement transaction (the “September 2008 Offering”) with an institutional investor pursuant to which the Company issued and sold to the institutional investor a senior secured convertible note (the “September 2008 Note”) in an aggregate principal amount of $3,075,000 and a warrant to purchase 2,586,207 shares of the Company’s common stock (the “September 2008 Warrant”). At September 30, 2009, the September 2008 Note was convertible into 5,882,353 shares of the Company’s common stock at a price of $0.20 per share. Under the terms of the September 2008 Note, the Company, at its option, may pay any portion of the interest then due in cash or may elect to issue shares of the Company’s common stock. The September 2008 Warrant is exercisable immediately at a price of $0.20 per share.
Neither the shares to be issued upon conversion of the September 2008 Note nor upon exercise of the September 2008 Warrant have been registered under the Securities Act, and may not be offered or sold in the absence of an effective registration statement or exemption from the registration requirements. Midtown acted as placement agent for the September 2008 Offering. The Company paid Midtown a cash fee equal to $67,500 and issued to Midtown a warrant to purchase 372,414 shares of the Company’s common stock at a price of $0.20 per share. The September 2008 Note and the September 2008 Warrant were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.
On February 29, 2008, the Company closed a private placement transaction (the “February 2008 Offering”) with an institutional investor pursuant to which the Company issued and sold to that institutional investor a senior secured convertible note (the “February 2008 Note”) in the aggregate principal amount of $2,150,000 and a warrant to purchase 3,296,377 shares of the Company’s common stock at $0.20 per share (the “February 2008 Warrant”). The Company also issued to that institutional investor 250,000 shares of the Company’s common stock valued at $981,250. The conversion rate of the February 2008 Note, the number of shares under the February 2008 Warrant and the February 2008 Warrant exercise price have been reset due to the anti-dilution provisions of the February 2008 Note. At September 30, 2009, the February 2008 Note was convertible into 4,215,686 shares of the Company’s common stock at a price of $0.20 per share. Under the terms of the February 2008 Note, the Company, may pay any portion of the interest then due in cash or may elect to issue shares of the Company’s common stock. The February 2008 Warrant, consisting of 3,296,377 shares of stock at September 30, 2009, is exercisable immediately at a price of $0.20 per share. In connection with the February 2008 Offering, the Company amended a security agreement entered into in August 2007 in connection with a prior offering and amended and restated the senior secured convertible note issued in such offering. Neither the shares to be issued upon conversion of the February 2008 Note nor upon exercise of the February 2008 Warrant nor the shares issued in connection therewith have been registered under the Securities Act and may not be offered or sold in the absence of an effective registration statement or exemption from the registration requirements. Midtown acted as placement agent for the February 2008 Offering. The Company paid Midtown a cash fee equal to $67,500 and issued to Midtown 20,000 shares of common stock and a warrant to purchase 95,520 shares of the Company’s common stock. The February 2008 Note, the February 2008 Warrant and the Shares were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.
On August 3, 2007, the Company completed a private placement transaction with an institutional investor pursuant to which the Company issued and sold to that institutional investor a senior secured convertible note (the “August 2007 Note”) in the aggregate principal amount of $3,000,000 and a warrant to purchase 2,586,207 shares of the Company’s common stock at $0.20 per share (the “August 2007 Warrant”). During 2008, $320,000 of the August 2007 Note was converted into 210,412 shares of common stock, and $61,200 of interest was capitalized leaving a balance at September 30, 2009 of $2,799,450. The conversion rate of the August 2007 Note, the number of shares under the August 2007 Warrant and the August 2007 Warrant price have been reset due to anti-dilution provisions of the notes. At September 30, 2009 the August 2007 Note was convertible into 5,374,902 shares of the Company’s common stock at a price of $0.20 per share. Under the terms of the August 2007 Note, the Company, at its option, may pay any portion of the interest then due in cash or may elect to issue the investor shares of the Company’s common stock. The August 2007 Warrant, consisting of 2,586,207 shares at September 30, 2009, is exercisable immediately at a price of $0.20 per share. The Company granted the investor certain registration rights with respect to the shares to be issued upon conversion of the August 2007 Note and upon exercise of the August 2007 Warrant. Neither the shares to be issued upon conversion of the August 2007 Note nor upon exercise of the August 2007 Warrant have been registered under the Securities Act and may not be offered or sold in the absence of an effective registration statement or exemption from the registration requirements. The August 2007 Note and the August 2007 Warrant were offered and sold to an “accredited investor” (as defined in section 501(a) of Regulation D) pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act. Midtown acted as placement agent for the offering. The Company paid Midtown a cash fee of $270,000 and issued Midtown a warrant to purchase 170,293 shares of the Company’s common stock at an exercise price of $0.20 per share.
All of the Company’s assets have been pledged as collateral for all of the notes described above.
The warrants and the conversion features of the August 2007 Note, the September 2008 Note and February 2009 Note were reviewed for possible embedded derivatives. The conversion features of the August 2007 Note, the September 2008 Note and February 2009 Notes were deemed to have embedded derivative features and were accounted for as such. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At September 30, 2009, the Company’s derivative valuation liability totaled $6,200,000.
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
NOTE 10: NEW ACCOUNTING PRONOUNCEMENT
In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”). The codification did not change GAAP but reorganizes the literature. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact our financial position or results of operations.

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
Forward-Looking Statements
     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (this “Form 10-Q”). This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. We generally identify forward-looking statements by the use of terms such as “believe”, “intend”, “expect”, “may”, “should”, “plan”, “project”, “contemplate”, “anticipate” or other similar statements. Examples of forward-looking statements in this Form 10-Q include, but are not limited to statements concerning: (a) the timely development and acceptance of new products, (b) sources of supply and concentration of customers, (c) acceptance in the marketplace, establishment and expansion of our distribution channels, (d) endorsement of opinion leaders in the law enforcement community, (e) implementation risks of manufacturing automation, (f) risks associated with rapid technology change, (g) impact of media publicity, (h) dependence upon sole or limited source suppliers, (i) existing or potential lawsuits, (j) risks of governmental regulations and (k) dependence upon key employees and other factors detailed in the Company’s filings with the SEC. These factors should not be considered exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. We caution you not to put undue reliance on these forward-looking statements. These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our actual financial results realized could differ materially from the statements made herein, depending in particular upon the risks and uncertainties described in our filings with the SEC.
Executive Summary
     Stinger Systems is in the business of producing and marketing less-lethal products to the law enforcement, correctional, professional security and military markets. The Company’s products include the Ice-Shield which is an electro-stun crowd control/prisoner extraction shield, the Band-It which is a remotely activated electro-stun prisoner restraint system, and the Stinger S-200 AT electronic immobilization device (EID). The Company’s success is largely dependent upon the commercialization of the S-200 AT.
     The company’s ability to generate future revenues is dependent upon the overall reception of the Stinger product line. The Company has refined features of the Stinger S-200 AT EID based on market feedback from early Stinger EID models such as the S-200 and the S-400. The EID market is relatively new with only one significant competitor in the marketplace. Therefore, market demographics and feedback significantly impact the design of the Stinger EID product. The Company believes that it developed a state-of-the-art product that is very competitive. However, like many advanced technologies, further modifications of the S-200 AT may be required to remain competitive.
     The Company uses some third party manufacturers to assist in creating manufacturing efficiencies and reduce cost of goods sold. However, the Company is under no long term contractual obligations with these third parties. Because the Stinger S-200 AT is classified as a firearm by the U.S. Bureau of Alcohol, Tobacco, and Firearms (ATF), the Company serializes all S-200 ATs, maintains records, and ships all S-200 ATs from its production and manufacturing facilities. The majority of the S-200 AT utilizes off the shelf electronic components and believes that manufacturing of the circuit boards and sourcing of the components can be easily sourced. The Company will continually seek best pricing for its products.
     The Company sells its products directly and via distributors. While the Company’s focus in the United States currently is to rely on its internal sales force, international sales are solely reliant on the Company’s distributors.
     At the present time, the company does not generate sufficient revenues from its operations to pay its operating costs. Management believes the Company will need additional outside sources of funding in the future to continue the production and promotion of its products.
Results of Operations
     Revenues. Revenue increased $135,818 or 115% to $254,219 for the three months ended September 30, 2009 compared to $118,401 for the three months ended September 30, 2008, and increased $203,722 or 39% to $720,084 for the nine months ended September 30, 2009 compared to $516,362 for the nine months ended September 30, 2008. The increase for the nine and three months ended September 30, 2009 compared to 2008 was due to the Company’s ability to fill orders for the nine and three months ended September 30, 2009.
     Cost of Goods Sold. Cost of Goods Sold increased $104,105 or 88% to $223,036 for the three months ended September 30, 2009 compared to $118,931 for the three months ended September 30, 2008, and increased $158,878 or 29% to $707,271 for the nine months ended September 30, 2009 compared to $548,393 for the nine months ended September 30, 2008. The increase for the three and nine months ended September 30, 2009 was due to the increase in sales and production. The cost of production for the periods ended September 30, 2009 and September 30, 2008, includes manufacturing costs such as materials, labor and identifiable overhead related to finished goods and components.
     Gross Margin. Gross margin increased $31,713 to $31,183 for the three months ended September 30, 2009 compared to $(530) for the three months ended September 30, 2008 and increased $44,845 to $12,813 for the nine months ended September 30, 2009 compared to $(32,032) for the nine months ended September 30, 2008. The increase in gross margin was principally due to reduced costs to produce our product.
     Selling Expenses. Selling expenses increased $3,664 to $60,829 for the three months ended September 30, 2009 compared to $57,165 for the three months ended September 30, 2008 and decreased $162,721 to $184,899 for the nine months ended September

30, 2009 compared to $347,621 for the nine months ended September 30, 2008. The decrease for the nine months ended September 30, 2009 was due to the restructuring of our sales department.
     General and Administrative Expenses. General and Administrative (G&A) expenses increased $752,453 or 59% to $2,027,626 for the three months ended September 30, 2009 compared to $1,275,173 for the three months ended September 30, 2008 and decreased $1,901,214 to $3,309,793 for the nine months ended September 30, 2009 compared to $5,211,007 for the nine months ended September 30, 2008. The decrease in G&A expenses for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 is primarily due to the decrease of stock option expense and insurance expense. Additionally, other operating expenses for the three months ended September 30, 2009, include legal and professional fees of $337,667, stock option expense in the amount of $1,260,220, insurance expense of $5,186 and other costs in the amount of $98,646, compared to legal and professional fees of $238,087, stock option expense in the amount of $333,765, insurance expense of $7,435 and other costs in the amount of $335,198 for the three months ended September 30, 2008. Other operating expenses for the nine months ended September 30, 2009, include legal and professional fees of $541,382, stock option expense of $1,260,220, insurance expense of $12,546, and other costs in the amount of $388,741, compared to legal and professional fees of $459,838, stock option expense in the amount of $2,642,356, insurance expense of $12,797, and other costs in the amount of $786,891 for the nine months ended September 30, 2008.
     Research and Development Expenses. Research and Development (R&D) expenses increased $23,350 or 39% to $48,432 for the three months ended September 30, 2009, compared to $25,082 for the three months ended September 30, 2008 and increased $22,417 or 14% to $178,733 for the nine months ended September 30, 2009 compared to $156,316 for the nine months ended September 30, 2008. The Company’s increase in R&D expense is attributable to costs associated with future generations of the projectile stun gun and the advanced stage of development in comparison to last year.
     Interest Income. Interest income decreased $17,060 to $0 for the three months ended September 30, 2009, compared to $17,060 for the three months ended September 30, 2008 and decreased $15,590 to $5,401 for the nine months ended September 30, 2009 compared to $20,992. The decrease for the three and nine months ended September 30, 2008 to 2009 was due to an decrease in working capital and decrease in cash balances.
     Interest Expense. Interest expense increased $40,570 to $285,451 for the three months ended September 30, 2009, compared to $244,881 for the three months ended September 30, 2008 and increased $212,136 to $851,788 for the nine months ended September 30, 2009 compared to $639,652 for the nine months ended September 30, 2008. The increase for the three and nine months ended September 30, 2008 to 2009 was due to financing received on July 14, 2009.
     Net Loss. Net loss decreased by $9,136,940 to $(3,982,723) or $(0.85) per common share for the three months ended September 30, 2009 compared to a net loss of $(13,119,663) or $(3.28) per common share for the three months ended September 30, 2008 and decreased $18,691,797 to $(3,150,495) or $(0.71) per common share for the nine months ended September 30, 2009 compared to a net loss of $(21,822,292) or $(5.59) per common share for the nine months ended September 30, 2008. The decrease in the net loss was due primarily to the change in derivative liability associated with accounting for financing received during the third quarter of 2007 and the first quarter of 2008 and the third quarter of 2009.
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

     At September 30, 2009, we had working capital of $(768,183), including a cash balance of $19,545. This represents a decrease in working capital of $1,310,088 from working capital of $541,905 at September 30, 2008 and a cash balance of $699,934. This decrease in working capital is principally due to a decrease in cash and an increase in payables. Operating activities for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 used cash of $1,157,613 and $2,634,833, respectively. The decrease in the negative cash flow from operating activities during the nine months ended September 30, 2009, as compared to 2008 was primarily due to the decrease in our derivative liability and the stock option expense as computed for the nine months ended September 30, 2009.
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
     Warranty Costs. We warrant our products against manufacturing defects for a period of one year. As of September 30, 2009, we have had no significant warranty claims on products sold. Once significant sales of our new model stun gun commence, we expect to make an accrual for warranty claims based on our sales.
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

          Stock Options. The Company has one incentive stock plan, the 2005 Stock Option Plan (“the Plan”). The Plan is intended to attract and retain directors, officers and employees of the Company and to motivate these persons to achieve performance objectives related to the Company’s overall goal of increasing stockholder value. The principal reason for adopting the Plan is to ensure that the Company has a mechanism for long-term, equity-based incentive compensation to directors, officers and employees. Awards granted under the Plan may be in the form of qualified or non-qualified stock options, restricted stock, stock appreciation rights, long-term incentive compensation units consisting of a combination of cash and shares of the Company’s common stock, or any combination thereof within the limitations set forth in the Plan.
          The Plan is administered by the compensation committee of the board of directors, which selects eligible employees and non-employee directors to participate in the Plan and determines the type, amount and duration of individual awards. Stock-based compensation is calculated according to FASB ASC Topic 718, Compensation — Stock Compensation, which requires a fair-value-based measurement method to account for stock-based compensation. The Company uses the Black-Scholes-Merton valuation formula, which is a closed-form model that uses an equation to determine the estimated fair value of stock options.
     Embedded Derivatives. Certain features of the convertible notes payable were accounted for as embedded derivatives and were valued on the transaction date using the Black-Scholes pricing model. At the end of each quarterly reporting date, the value of the derivatives are evaluated and adjusted to current fair value. At September 30, 2009, the Company’s derivative valuation liability totaled $6,200,000.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding disclosures. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
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

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
On August 4, 2008, John Ward filed an eight-count complaint against Dennis Kaufman, Frances J. Reimer, the Company, John Doe 1 and John Doe 2 based, essentially, on a loan agreement entered into in 1992, whereby Mr. Ward loaned $30,000 to Stun Tech, Inc. Mr. Ward seeks payment of a promissory note which was the security for the loan, from all the defendants, and punitive damages against Dennis Kaufman and Frances Reimer. The Company is a defendant to the breach of contract, unjust enrichment and constructive trust counts of the complaint. Mr. Ward alleges liability against the Company based on a successor liability theory, claiming that the Company is the successor entity of Electronic Defense Technology LLC and, ultimately, of Stun Tech, Inc., the obligor of the promissory note. Mr. Ward alleges damages in the amount of $232,630 from the Company, comprising the principal of the note and interest from 1992. On September 18, 2008, the Company filed its answer and affirmative defenses. Discovery is on-going. The deposition of the Company’s corporate representative was held on April 23, 2009, after which, the Company filed for summary judgment based on its affirmative defenses. This trial for this case has not yet been reset.
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
     During 2008, the split-adjusted closing sales price of our stock ranged from $0.55 to $7.60. Our stock closed on September 30, 2009 at $0.45 per share. All amounts set forth in this Form 10-Q have been adjusted to reflect a 1-for 5 reverse stock split affected on January 17, 2009.
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
     All amounts set forth in this Quarterly Report Form 10-Q have been adjusted to reflect a 1-for 5 reverse stock split affected on January 17, 2009. As of September 30, 2009, we had 4,697,945 shares issued and outstanding, 65,863,239 shares of common stock that could be issued upon the exercise of options, warrants, grants and convertible securities, of which 7,260,900 shares could be issued pursuant to the exercise of options outstanding under the Stinger Systems, Inc. Employee Stock Option & Stock Bonus Plan. There can be no guarantee that any or all of the warrants, grants, options or convertible securities will be exercised or converted. To the extent these underlying shares are ultimately issued, there will be further dilution to investors. The existence or exercise of the outstanding options, grants, warrants or convertible notes may adversely affect the market price of our common stock and the terms under which we could obtain additional equity capital.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.
ITEM 3. Defaults Upon Senior Securities. Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders. Not applicable.
ITEM 5. Other Information. Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Securities Purchase Agreement dated July 14, 2009 among Stinger Systems, Inc. and the investors party thereto (1)

10.2	Senior Secured Convertible Note issued by Stinger Systems, Inc. to Castlerigg Master Investments Ltd. dated July 14, 2009 (1)

10.3	Senior Secured Convertible Note issued by Stinger Systems, Inc. to Debt Opportunity Fund, LLLP dated July 14, 2009 (1)

10.4	Warrant issued by Stinger Systems, Inc. to Castlerigg Master Investments Ltd. dated July 14, 2009 (1)

10.5	Warrant issued by Stinger Systems, Inc. to Debt Opportunity Fund, LLLP dated July 14, 2009 (1)

10.6	First Amended and Restated Security Agreement dated July 14, 2009 (1)

10.7	Second Amended and Restated Security Agreement, dated July 14, 2009 (1)

10.8	Amended and Restated Senior Secured Note dated July 14, 2009 (1)

10.9	Second Amended and Restated Senior Secured Note dated July 14, 2009 (1)

10.10	Third Amended and Restated Senior Secured Convertible Note dated July 14, 2009 (1)

31.1	Section 302 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Current Report on Form 8-K on July 17, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STINGER SYSTEMS, INC. (Registrant)
Date: November 13, 2009	/s/ Robert F. Gruder
Robert F. Gruder
President (Principal Executive Officer)

Date: November 13, 2009	/s/ Brian S. Gannon
Brian S. Gannon
Financial Controller (Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description
10.1	Securities Purchase Agreement dated July 14, 2009 among Stinger Systems, Inc. and the investors party thereto (1)

10.2	Senior Secured Convertible Note issued by Stinger Systems, Inc. to Castlerigg Master Investments Ltd. dated July 14, 2009 (1)

10.3	Senior Secured Convertible Note issued by Stinger Systems, Inc. to Debt Opportunity Fund, LLLP dated July 14, 2009 (1)

10.4	Warrant issued by Stinger Systems, Inc. to Castlerigg Master Investments Ltd. dated July 14, 2009 (1)

10.5	Warrant issued by Stinger Systems, Inc. to Debt Opportunity Fund, LLLP dated July 14, 2009 (1)

10.6	First Amended and Restated Security Agreement dated July 14, 2009 (1)

10.7	Second Amended and Restated Security Agreement, dated July 14, 2009 (1)

10.8	Amended and Restated Senior Secured Note dated July 14, 2009 (1)

10.9	Second Amended and Restated Senior Secured Note dated July 14, 2009 (1)

10.10	Third Amended and Restated Senior Secured Convertible Note dated July 14, 2009 (1)

31.1	Section 302 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Section 302 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Section 906 Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to Current Report on Form 8-K on July 17, 2009